Form 10KSB
period 1996-12-31
KAYENTA KREATIONS INC
filed 1997-03-31
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996    Commission File No. 333-4066

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to           .


                            Kayenta Kreations, Inc.
                (Name of small business issuer in its charter)

           Nevada                                          87-0554463
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                         Identification No.)

                1020 Belmont Avenue, Salt Lake City, Utah 84105
             (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 521-4128


Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X      No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.  [   ]

The Issuer's revenues for its most recent fiscal year.   $      0.00

As of February, 1997, the aggregate market value of voting stock held by non-affiliates was not determinable because of the lack of published market quotations. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at March 27, 1996: 1,018,900

                                    PART I

Item 1.     Description of Business

      (a)  Business Development.

      Kayenta Kreations, Inc. (the "Company") was recently incorporated under the laws of the State of Nevada on December 26, 1995. In connection with the organization of the Company, the President and founders of the Company contributed $8,000 cash to initially capitalize the Company in exchange for 800,000 shares of Common Stock. The Company then registered a public offering of its securities to raise funds from such offering with which to commence business operations. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-4066, which became effective October 21, 1996. Pursuant thereto the Company sold 218,900 shares of its common stock to the public at $.25 per share and raised gross proceeds of $54,725. The offering was completed in February, 1997. The Company then used the net proceeds from this offering to provide the working capital necessary to commence business operations. However, the Company has not yet generated any revenues from operations and is still considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of the registration statement to register the offering of securities, the closing of such offering, and the initial commencement of operations.

      (b)  Business of Company.

Proposed Business of the Company

      The Company was formed for the purpose of engaging in the business of producing and marketing specialty children's coloring art books and art coloring pencils. The Company intends to use the funds derived from the public offering of its securities primarily to pay for the costs of an initial printing of approximately 10,000 copies of a coloring art book, which the Company will then attempt to market.

      The Company plans to create specialty children's coloring art books that depict various aspects of Southwestern and Western heritage, traditions and culture of the United States. Drawings will characterize various features and aspects of the Colorado Plateau and its history, recreation, geography, archeology, pictographs, flora and fauna. It is anticipated that different editions of the coloring art book will eventually be produced and distributed throughout the Colorado Plateau and Great Basin area. The different editions will be tailored to specific events or areas within the Colorado Plateau and Great Basin and will feature drawings that depict such events or some aspects of the heritage, culture and traditions that represent the uniqueness of a particular area.

      For instance, an example of an edition featuring a specific event would be a coloring art book with drawings depicting the Annual Easter Jeep Safari held in Moab, Utah, which has been featured in demonstration copies which were used by the President in initial, informal marketing surveys, and may also be featured in future, regular production editions. This event brings over 5,000 participants and visitors from several states in the U.S. The Jeep Safari is just one of forty-five organized 4x4 events held throughout the United States.

Families with children of all ages attend these events and contribute to the large numbers of participants. Other editions will feature places and events such as the Glen Canyon National Recreation Area (Lake Powell), Grand Canyon National Park and other national and state parks in Utah, Arizona, Colorado and New Mexico. Each area featured offers different and distinctive scenic attractions and recreational activities, including water sports, river running, hiking and mountain biking. The Southwestern U.S. is also rich in Native American cultural influences, and other editions will feature items associated with those cultures, including basket weaving, pottery, and ancient petroglyphs, pictographs and rock art.

      In conjunction with marketing coloring art books, the Company plans to create and market its own specialized assortment of good quality art coloring pencils. The pencil assortment will feature colors and shades specially selected by management to match the colors and shades of soils, rocks, plants, animals and other items commonly seen in the desert Southwest. The pencils will be marketed using the Company's own color names as an alternative to crayons, which can be quite messy and are subject to melting, particularly in the hot summer temperatures of the desert.

Marketing, Distribution and Advertising Strategies

      Management of the Company believes that with the dramatic increases seen in recent years in the numbers of tourists and other visitors coming to national and state parks and other tourist attractions in the Southwestern U.S., particularly in the area of the Colorado Plateau, increased opportunities are presented to market as souvenirs, a variety of products which feature the distinctive places and events which attract people to these destinations and/or have themes associated with such destinations. In addtition to the usual products marketed as souvenirs, management believes that a potential market exists for a specialty children's coloring art book which depicts items, places and events in or associated with the Southwestern U.S. However, the Company has not conducted any formal marketing surveys and there is no assurance of any market interest or demand for such a product.

      Management intends to pursue marketing efforts in at least two different areas. Since the coloring books will feature drawings depicting certain special or distinctive events that occur in different places in the Southwestern U.S., management intends, wherever possible, to attend such events. Management is aware of several special events that occur during the Spring, Summer, and Fall throughout Utah, Arizona and Colorado, including biking events, 4x4 events, river running expeditions, etc. During some of these events, booths are offered to potential vendors for a nominal fee. Management of the Company will be responsible to contact the organizers of such special events to obtain booth space or otherwise acquire rights of distribution during such events, and intends to market the products on a retail basis to the participants and others attending such events.

      Management also intends to contact directly in person or by mail or telephone solicitation the owners and other proprietors of existing retail establishments in various locations throughout the Southwest to market the products on a wholesale basis. Wholesale buyers would include those businesses located in tourist destinations including airports, scenic and recreation areas, towns and cities nearby and surrounding national and state parks and other destination points of interest. Examples of potential buyers would include tourist and souvenir shops, specialty shops, grocery stores, toy stores, drug stores, hotel and motel shops and tourist information locations, as well as any art specialty shops.

      In addition to the regular size editions of the coloring art book, the Company will offer a smaller version of the coloring book to hotels, motels, restaurants, conventions, expedition outfitters and other businesses that may wish to offer such books on a complimentary basis to their regular patrons. Wholesale buyers of both the regular size and complimentary versions of the coloring books will have the option of ordering their own customized edition of the books or purchasing an existing edition of general interest or an edition more particularly fitted to a given locale with drawings depicting local items, events and places of interest.

      The Company intends to prepare flyers and brochures advertising its products, which will be distributed by mail and dropped off in direct contacts. Management will also prepare demonstration copies of the books for use in direct contacts. Management anticipates that distribution of the Company's products will be handled through mail order or by direct delivery for the most part. Management intends to have printed on each copy of any edition or version of the books, ordering information and/or forms, and possibly a toll free 800 number for convenience in ordering. Inasmuch as the Company's products will be targeted mainly toward tourist traffic, management anticipates that the seasonality of the business will coincide with the tourist season in the Colorado Plateau area, which basically begins in March or April and continues into October or November, with its peak during the summer months.

Competition

      The proposed business of the Company is very specialized and there is no assurance of market interest or demand. The tourist industry in general and the marketing of souvenirs and other specialty items of interest to tourists is highly competitive and most of the Company's competitors have substantially greater financial and personnel resources than the Company. Management is aware of limited numbers of tourist oriented coloring books or similar specialty items, but is not aware of anyone marketing a coloring art book exactly like the Company intends to market.

Employees

      The Company presently has no salaried employees, and does not presently anticipate the need to hire employees upon completion of the offering. The sole officer of the Company will not be employed full time initially and will not receive a regular salary, wage or other cash compensation for her time, unless and until the Company's business operations develop to the point where a full time or other extensive time commitment is required.

Item 2.     Properties

      General.

      The Company presently has no office facilities but for the time being will use the home office facilities of Ms. Michelle Barlow, its President, in Salt Lake City, Utah, on a rent free basis as its principal place of business.

Management does not intend to seek other office arrangements immediately upon completion of the offering, but will seek such arrangements at such time in the future as the Company's business requires more extensive facilities, which is not anticipated in the immediate future. The Company may use a portion of the proceeds of this offering for such purpose, if and as needed.

Item 3.     Legal Proceedings.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

      (a)  Market information.

      The Company's public offering was not closed until late February, 1997 and the Common Stock of the Company was not eligible for trading in the over-the-counter market until that time. There has not been nor is there presently any active public trading market nor have there been any published quotations for the securities of the Company.

      (b)  Holders.

      As of March 27, 1997, there were approximately 66 record holders of the Company's Common Stock.

      (c)  Dividends.

      The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

Item 6.     Management's Discussion and Analysis or Plan of Operation.

      The Company was incorporated on December 26, 1995. The Company has not yet generated any revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of the registration statement to register a public offering of its securities, pursuant to which the Company offered and sold 218,900 shares of common stock and raised gross proceeds of $54,725, the closing of such offering and the initial commencement of limited operations. The Company has no significant assets other than the net proceeds from the offering.

      Management's plan of operation for the next twelve months is to use the net proceeds from the offering primarily to complete artwork and pay for the costs of an initial printing of approximately 10,000 copies of a specialty children's coloring art book, which the Company will then attempt to market. The Company will also use offering proceeds to make initial equipment purchases and other capital expenditures for a computer system, a digitized scanner software program, a plain paper laser fax machine, a laser printer and a photocopy machine. A portion of the proceeds will also be used to provide initial working capital for the operation of the Company's proposed business.


      There is absolutely no assurance that the Company will be able, with the proceeds of this offering, to enter into suitable arrangements for printing and marketing. At this time, no assurances can be given with respect to the length of time after commencement of operations that it will be necessary to fund operations from proceeds of this offering. If the marketing of the initial printing of books is successful, management intends for the foreseeable future to reinvest the revenues derived therefrom for additional printings and editions of the coloring art books, and for development and marketing costs relating to a line of colored pencils which the Company also intends to eventually market.

      Management believes that the net proceeds of this offering will be sufficient to make an initial printing of approximately 10,000 copies and to begin marketing the coloring art books, after which time management anticipates that the Company will begin generating revenues from sales to cover ongoing expenses. However, there is absolutely no assurance of this.
If the initial marketing of the coloring art books is unsuccessful, investors will have lost their money and management will not attempt to pursue further marketing efforts with respect to such product, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the Company or
what direction the Company will pursue, if any.   However, the Company
presently has no plans, commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

Item 7.     Financial Statements.

      See attached Financial Statements and Schedules.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      There are not and have not been any disagreements between the Company and their accountants on any matter of accounting principles or practices or financial statement disclosure.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      (a)  Identify Directors and Executive Officers.

      The following table sets forth the sole director and executive officer of the Company, her age, and all offices and positions with the Company. A director is elected for a period of one year and thereafter serves until his or her successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.

                          Term Served As    Positions
Name of Director   Age  Director/Officer  With Company

Michelle Barlow     33  Since inception   President & Secretary/Treasurer

      This individual will serve as management of the Company. A brief description of her background and business experience is as follows:

      Michelle Barlow will serve as President, Secretary/Treasurer and Director of the Company. Ms. Barlow has completed two years of college coursework majoring in accounting and business and is currently attending college at Salt Lake Community College, on a part time basis in order to complete an accounting degree. Ms. Barlow owned and operated Plants by Design, a business engaged in interior landscaping, from 1986 to 1989. From 1989 to 1995, she was employed at the University of Utah as an Administrative Assistant, where she was involved in various bookkeeping and accounting procedures, including payroll, general ledger, year end tax return preparation and submitting financial reports, as well as writing governmental proposals and securing grants and private funds for research. Ms. Barlow also has operating experience in various computer software programs for both Macintosh and IBM PC compatible systems. Because of her personal interests, she has travelled in and studied as a hobby the geology of the Colorado Plateau and also its plant and animal life, culture and traditions.

      Ms. Barlow holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934.

      (b)  Identify Significant Employees.

      None other than the person previously identified.

      (c)  Family Relationships.

      None

      (d)  Involvement in Certain Legal Proceedings.

      Except as described hereinabove, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

Compliance with Section 16(a) of the Exchange Act

      The Issuer is not subject to the provisions of Section 16(a).

Item 10.    Executive Compensation.

      The Company was only recently incorporated, has not yet commenced planned operations and has not paid any compensation to its executive officer or director to date.

      Proposed Compensation. The sole officer/director will be entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on behalf of the Company. Initially, it is anticipated that the officer will only devote a portion (up to approximately 20%) of her time to the affairs of the Company. She will not be employed full time and will not receive a regular salary, wage or other cash compensation for her time, unless and until the Company's business operations develop to the point where a full time or other extensive time commitment is required. The Company presently has no formal employment agreements or other arrangements or understandings with the officer regarding the commitment of time or the payment of salaries or other compensation. However, the officer is prepared to devote such time as may be necessary to the development of the Company's business. The amounts of compensation and other terms of any full time employment arrangements with Ms. Barlow would be determined if and when such arrangements become necessary.

Compensation of Directors

      None

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

      The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock with respect to each director of the Company, each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of the Company as a group:

                          Title of   Amount and Nature of  Percent
Name and Address           Class     Beneficial Ownership  of Class

Michelle Barlow            Common      250,000 shares        25%
1020 Belmont Ave.
Salt Lake City, UT 84105

Eslie Barlow               Common      275,000 shares        27%
1354 S. 1000 W.
Salt Lake City, UT 84104

Lynn Dixon                 Common      275,000 shares        27%
311 S. State, #460
Salt Lake City, UT 84111

All officers & directors   Common      250,000 shares        25%
as a group (1 person)

      The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership. See "Certain Transactions."

Item 12.    Certain Relationships and Related Transactions.

      The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

      In connection with the organization of the Company, its founding shareholders paid an aggregate of $8,000 cash to purchase 800,000 shares of Common Stock of the Company. Upon incorporation, $5,000 was initially contributed in exchange for 500,000 shares of Common Stock. Subsequently in March of 1996, an additional $3,000 was contributed in exchange for 300,000 shares of Common Stock. See "Principal Shareholders."

      It is contemplated that the Company may enter into certain transactions with officers, directors or affiliates of the Company which may involve conflicts of interest in that they will not be arms' length transactions. These transactions include the following:

      The Company presently has no office facilities but for the time being will use as its business address the home of Ms. Michelle Barlow on a rent free basis, until such time as the business operations of the Company may require more extensive facilities and the Company has the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to the Company on such a basis for any specific length of time.

      The Company has no formal written employment agreement or other contracts with its President, and there is no assurance that the services and facilities to be provided by Ms. Barlow will be available for any specific length of time in the future. Ms. Barlow anticipates initially devoting up to approximately 20% of her time to the affairs of the Company. If and when the business operations of the Company increase and a more extensive time commitment is needed, Ms. Barlow is prepared to devote more time to the Company, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements with Ms. Barlow would be determined if and when such arrangements become necessary.

Conflicts of Interest

      In addition to the conflicts of interest that are inherent in the foregoing transactions, conflicts of interest may also arise from the fact that the President and director of the Company will not be employed full time and will have other activities and business interests, to which she will also devote time and attention. Inasmuch as the President will not receive any regular salary or wage from the Company, at least initially, these other activities include other employment or business activities to obtain her livelihood, as well as schooling activities, inasmuch as the President is still continuing to pursue her educational goals. These other activities could give rise to a conflict with respect to certain operations of the Company, particularly with respect to the amount of time management devotes to the Company and to these other activities.

      A director of the Company owes fiduciary duties to the Company which may conflict with these other interests. The Company has not entered into any non compete, confidentiality or similar agreements with the director. The fiduciary duties that directors owe to a Company include the duty not to withhold from the Company, or appropriate, any corporate opportunity which the Company may be able to exploit, the duty not to use for their personal benefit or the benefit of any other individual or entity any information not generally known which they acquire through their association with the Company, and in short, the duty to deal fairly with the Company. The Company's current director intends to submit to the Company any potential business she becomes aware of which may constitute a corporate opportunity to the Company. The Company's policy is that all transactions between the Company and any affiliates be on terms no less favorable to the Company than could be obtained from unaffiliated parties.

Indemnification

      The general corporation law of Nevada permits provisions in the articles, by-laws or resolutions approved by shareholders which limit liability of directors and officers for breach of fiduciary duty to certain specified circumstances, namely, breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director or officer derives an improper personal benefit. The Company's by-laws indemnify its officers and directors to the full extent permitted by Nevada law. The by-laws with these exceptions eliminate any personal liability of an officer or director to the Company or its shareholders for monetary damages for the breach of fiduciary duty and therefore an officer or director cannot be held liable for damages to the Company or its shareholders for gross negligence or lack of due care in carrying out his or her fiduciary duties. The Company's Articles provide for indemnification to the full extent permitted under law which includes all liability, damages and costs or expenses arising from or in connection with service for, employment by, or other affiliation with the Company to the maximum extent and under all circumstances permitted by law. Nevada law permits indemnification if a director or officer acts in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation. A director or officer must be indemnified as to any matter in which he or she successfully defends himself or herself. Indemnification is prohibited as to any matter in which the director or officer is adjudged liable to the corporation. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

      Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor is the Company aware of any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.


                                    PART IV

Item 13.    Exhibits and Reports on Form 8-K.

      (a) Exhibits to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

      (b) Reports on Form 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1996.
                                  SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KAYENTA KREATIONS, INC.



By:     /s/ Michelle Barlow                     Date:  March 28, 1997
      Michelle Barlow, President and Secretary/Treasurer
      Chief Executive Officer and
      Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Michelle Barlow                     Date:  March 28, 1997
      Michelle Barlow, President and Secretary/Treasurer
      Chief Executive Officer and
      Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.




















                    KAYENTA KREATIONS, INC.
                (A Development  Stage Company)

                     FINANCIAL STATEMENTS

             FOR THE YEAR ENDED DECEMBER 31, 1996

                             AND

   FROM INCEPTION (DECEMBER 26, 1995) TO DECEMBER 31, 1995

                             WITH

                INDEPENDENT  AUDITOR'S REPORT


                    KAYENTA KREATIONS, INC.
                (A Development Stage Company)


                            CONTENTS


                                                                          PAGE

Independent Auditor's Report                                                1

Balance Sheets, December 31, 1996 and 1995                                  2

Statements of Operations,  for the year ended December 31, 1996
  and from Inception (December 26, 1995) to December 31, 1995               3

Statements of Stockholders' Equity, for the year ended December 31, 1996
  and from Inception (December 26, 1995) to December 31, 1995               4

Statements of Cash Flows, for the year ended December 31, 1996
  and from Inception (December 26, 1995) to December 31, 1995               5

Notes to Financial Statements                                              6-7


                               DAVID T. THOMSON  P.C.
                             Certified Public Accountant













Independent Auditor's Report

Board of Director
KAYENTA KREATIONS,  INC.
Salt Lake City, Utah

I have audited the accompanying balance sheets of Kayenta Kreations, Inc. (a development stage company) as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996 and from inception (December 26, 1995) to December 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kayenta Kreations (a development stage company) as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the year ended December 31, 1996 and from inception (December 26, 1995) to December 31, 1995 in conformity with generally accepted accounting principles.

                                       /s/ David T. Thomson, P.C.




Salt Lake City, Utah
March 19, 1996

180 South 300 West, Suite 329, Salt Lake City, Utah 84101  (801) 328-3900

                  KAYENTA KREATIONS, INC.
               (A Development Stage Company)

                       BALANCE SHEETS

                           ASSETS

                                                    December 31,  December 31,
                                                        1996          1995


CURRENT ASSETS
  Cash in bank                                       $    1,036   $    4,000
  Deferred offering costs                                 5,819          250

    Total Current Assets                                  6,855        4,250

OTHER ASSETS
  Organization costs, less amortization
    of $202 and $2                                          798          748

    Total Other Assets                                      798          748

TOTAL ASSETS                                         $    7,653   $    4,998

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                  $       -    $       -

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding              -            -
  Common stock; $.001 par value, 50,000,000 shares
   authorized, 800,000 and 500,000 shares issued and
   outstanding respectively                                 800          500
  Capital in excess of par value                          7,220        4,500
  Earnings (deficit) accumulated during the
   development stage                                       (367)          (2)

     Total Stockholders' Equity                           7,653        4,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $    7,653   $    4,998

The accompanying notes are an integral part of these financial statements

  KAYENTA KREATIONS, INC.
(A Development Stage Company)

  STATEMENTS OF OPERATIONS

                                                 From
                              For the          Inception        Cumulative
                            Year Ended    (December 26, 1995)   During the
                           December 31,           to            Development
                               1996        December 31, 1995       Stage


REVENUE
  Interest                   $       7         $          -      $       7

EXPENSES
  Amortization                     200                    2            202
  Bank charges                      22                    -             22
  Office expense                   150                    -            150

                                   372                                 374

NET INCOME (LOSS)            $    (365)        $         (2)     $    (367)

EARNINGS (LOSS) PER SHARE    $   (0.00)        $      (0.00)     $   (0.00)

The accompanying notes are an integral part of these financial statements

      KAYENTA KREATIONS, INC.
   (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     Earnings
                                                                      (Loss)
                                                                   Accumulated
                                                        Capital in During the
                                       Common Stock     Excess of  Development
                                     Shares     Amount  Par Value    Stage

BALANCE, December 26, 1995
  (Inception)                             -     $   -   $       -   $       -

Shares issued to initial stock-
  holders for cash December 26,
  1995 at $.01 per share             500,000      500       4,500           -

Net income (loss) from December
  21, 1995 (inception) to
  December 31, 1995                       -         -           -          (2)

BALANCE, December 31, 1995           500,000      500       4,500          (2)

Additional shares issued to
  initial stockholders for cash
  March 6, 1996 at $.01 per share    300,000      300       2,700           -

Capital contributed by officer and
  shareholder                             -         -          20           -


Net income (loss) for the year
  ended December 31, 1996                 -         -           -        (365)

BALANCE, December  31, 1996          800,000    $ 800   $   7,220   $    (367)

The accompanying notes are an integral part of these financial statements

            KAYENTA KREATIONS, INC.
         (A Development Stage Company)

            STATEMENTS OF CASH FLOWS

                                                         From
                                                       Inception
                                            For the  (December 26,) Cumulative
                                          Year Ended      to        During the
                                         December 31, December 31, Development
                                              1996       1995          Stage

INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash paid for organization costs        $    (250)   $   (750)    $ (1,000)
  Cash from interest                              7          -             7
  Cash paid for bank charges and
   office expense                              (172)         -          (172)

   Net Cash used by Operating Activities       (415)       (750)      (1,165)

CASH FLOWS FROM INVESTING ACTIVITIES             -           -           -

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                        3,000       5,000        8,000
  Deferred offering costs                    (5,569)       (250)      (5,819)
  Contributed capital                            20          -            20

   Net Cash Provided By Financing
    Activities                               (2,549)      4,750        2,201

NET INCREASE (DECREASE) IN CASH              (2,964)      4,000        1,036

CASH - BEGINNING OF PERIOD                    4,000          -            -

CASH - END OF PERIOD                      $   1,036    $  4,000     $  1,036

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES

NET INCOME (LOSS)                         $    (365)   $     (2)    $   (367)

Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities
    Amortization of organization costs          200           2          202
    Change in assets and liabilities
      Organization costs                       (250)       (750)      (1,000)

        Total Adjustments                       (50)       (748)        (798)

NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                              $    (415)   $   (750)    $ (1,165)

The accompanying notes are an integral part of these financial statements

                           KAYENTA KREATIONS, INC.
                        (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS


NOTE   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Nevada on December 26, 1995, and has elected a fiscal year end of December 31st. The Company was formed to engage in the business of producing and marketing a children's coloring art book depicting various aspects of life in the Southwestern and Western United States. The Company has not commenced planned principle operations and is considered a development stage Company as
defined in   SFAS No 7.  The Company, has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirement of the Company and other relevant factors.

Net income per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

Organization Costs - The Company is amortizing its organization costs, which reflect amounts expended to organize the Company, over sixty (60) months using the straight-line method.

Income Taxes - Due to losses at December 31, 1996 and 1995 no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996 and 1995 the Company did not have non-cash investing and financing activities.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE   2  -  COMMON STOCK TRANSACTIONS

The Company was formed through the issuance of 800,000 shares of common stock for $8,000.


NOTE   3  -  RELATED PARTY TRANSACTIONS

The Company is using the home of its President as its office on a rent free basis. As of December 31, 1996 and 1995 no compensation has been paid or accrued to any officers or directors of the Corporation.

                           KAYENTA KREATIONS, INC.
                        (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS


NOTE   4  -  INCOME TAXES

      At December 31, 1996 the Company had a net federal operating loss (NOL) of $367 which can be carried forward to offset operating income. The NOL will expire as shown below. A valuation allowance of $125 has been established for those tax credits which are not expected to be realized. The change in the NOL for 1996 was $365. The net operating losses expire as follows:

             Year of
            Expiration              Amount
                 2010                     $        2
                 2011                     $    365


NOTE   5  -  SUBSEQUENT EVENT - UNAUDITED

      During February 1997, the Company has completed an offering of stock to the public at a price of $.25 per share. The Company sold 218,900 shares for a total of $54,725. The direct costs of the offering are estimated to be $13,743.