Form 10QSB
period 1997-03-31
KAYENTA KREATIONS INC
filed 1997-05-28
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:  March 31, 1997

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER:  333-4066


                           KAYENTA KREATIONS, INC.
           (Exact name of registrant as specified in its charter)

      NEVADA                                               87-0554463
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)

                             1020 Belmont Avenue
                          Salt Lake City, Utah 84105
                  (Address of principal executive offices)

                                (801) 521-4128
            (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO [ ]

The number of $.001 par value common shares outstanding at March
31, 1997:  1,018,900

                       PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

      See attached.

            KAYENTA KREATIONS, INC.
         (A Development Stage Company)

            CONDENSED BALANCE SHEETS

                     ASSETS


                                             March 31, 1997  December 31, 1996
                                               (Unaudited)
CURRENT ASSETS:
  Cash in bank                                $         40      $       1,036
  Deferred offering costs                                -              5,819
                                              ------------      -------------
    Total Current Assets                            40,705              6,855
                                              ------------      -------------
EQUIPMENT
  Office equipment, less depreciation of $91         5,363                  -
                                              ------------      -------------
OTHER ASSETS:
  Organization costs, net of amortization of
   $252 and $202                                       748                798
                                              ------------      -------------
    Total Other Assets                                 748                798
                                              ------------      -------------
TOTAL ASSETS                                  $     46,816      $       7,653
                                              ------------      -------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $        790      $           -
                                              ------------      -------------
    Total Current Liabilities                          790                  -
                                              ------------      -------------
STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding                                          -                  -
  Common stock; $.001 par value, 50,000,000
    shares authorized, 1,018,900 and 800,000
    shares issued and outstanding respectively       1,019                800
  Capital in excess of par value                    47,194              7,220
  Earnings (deficit) accumulated during the
    development stage                               (2,187)              (367)
                                              ------------      -------------
    Total Stockholders' Equity                      46,026              7,653
                                              ------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     46,816      $       7,653
                                              ------------      -------------

               See Notes to Condensed Financial Statements

        KAYENTA KREATIONS, INC.
     (A Development Stage Company)

   CONDENSED STATEMENTS OF OPERATIONS
              (Unaudited)

                                        For the        For the      Cumulative
                                      Three Months   Three Months   During the
                                         Ended          Ended      Development
                                     March 31, 1997 March 31, 1996    Stage

REVENUE
     Interest                         $         33   $        21   $       39
                                      ------------   -----------   ----------
EXPENSES
     Amortization                               50            38          252
     Bank charges                               22            33           44
     Depreciation                               91             -           91
     Dues and subscriptions                     99             -           99
     Equipment rental                           98             -           98
     Insurance                                 255             -          255
     License and permits                       357             -          357
     Office expense                            805             -          955
     Professional fees                          75             -           75
                                      ------------   -----------   ----------
          Total expenses                     1,852            71        2,226
                                      ------------   -----------   ----------
NET INCOME (LOSS)                     $     (1,819)  $       (50)  $   (2,187)
                                      ------------   -----------   ----------

EARNINGS (LOSS) PER SHARE             $      (0.00)  $     (0.00)  $    (0.00)
                                      ------------   -----------   ----------







               See Notes to Condensed Financial Statements

              KAYENTA KREATIONS, INC.
           (A Development Stage Company)
         CONDENSED STATEMENTS OF CASH FLOWS
                    (Unaudited)
                                         For the       For the      Cumulative
                                       Three Months  Three Months   During the
                                          Ended         Ended      Development
                                     March 31, 1997 March 31, 1997    Stage

INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from interest                    $       33    $       21   $       39
  Cash paid for organization costs               -             -       (1,000)
  Bank charges                                 (22)          (33)         (44)
  Cash paid for organization expense,
    supplies and services                     (899)            -       (1,049)
                                        ----------    ----------   ----------
    Net Cash (Used) by Operating
      Activities                              (888)          (12)      (2,054)
                                        ----------    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase office equipment                 (5,454)            -       (5,454)
                                        ----------    ----------   ----------
    Net Cash (Used) by Investing
      Activities                            (5,454)            -       (5,454)
                                        ----------    ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                      54,725         3,000       62,725
  Direct costs of offering                  (8,714)            -      (14,532)
  Contributed capital                            -             -           20
                                        ----------    ----------   ----------
    Net Cash Provided by Financing
      Activities                            46,011         3,000       48,213
                                        ----------    ----------   ----------
NET INCREASE (DECREASE) IN CASH             39,669         2,988       40,705

CASH  -  BEGINNING OF PERIOD                 1,036         4,000            -
                                        ----------    ----------   ----------
CASH  -  END OF PERIOD                  $   40,705    $    6,988   $   40,705
                                        ----------    ----------   ----------

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES

NET INCOME (LOSS)                       $   (1,819)   $      (50)  $   (2,187)
                                        ----------    ----------   ----------
Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities
     Amortization                               50            38          252
     Depreciation                               91             -           91
     Change in assets and liabilities
       Organization costs                        -             -       (1,000)
       Accounts payable                        790             -          790
                                        ----------    ----------   ----------
          Total Adjustments                    931            38          133
                                        ----------    ----------   ----------
NET CASH (USED) BY OPERATING ACTIVITIES $     (888)   $      (12)  $   (2,054)
                                        ----------    ----------   ----------

               See Notes to Condensed Financial Statements

KAYENTA KREATIONS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 1997 and 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Item 2:  Management's Discussion & Analysis or Plan of Operations

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

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      None.

Item 2.  Change in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      None

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Kayenta Kreations, Inc.


Date:  May 28, 1997                by:  /s/ Michelle Barlow
                                         Michelle Barlow, Chairman