Form 10QSB
period 1997-06-30
KAYENTA KREATIONS INC
filed 1997-09-09
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:  June 30, 1997

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

YES [X]     NO [ ]

The number of $.001 par value common shares outstanding at June
30, 1997:  1,018,900

                       PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

      See attached.

            KAYENTA KREATIONS, INC.
         (A Development Stage Company)

            CONDENSED BALANCE SHEETS

                     ASSETS


                                              June 30, 1997   December 31, 1996
                                               -----------      ------------
                                               (Unaudited)
CURRENT ASSETS:
  Cash in bank                                $     35,811     $       1,036
  Inventory                                            402                -
  Deferred offering costs                               -              5,819
                                               -----------      ------------
       Total Current Assets
                                               -----------      ------------
EQUIPMENT
  Office equipment, less depreciation of $350        4,623                -
                                               -----------      ------------
OTHER ASSETS:
  Organization costs, net of amortization of
    $302 and $202                                      698               798
                                               -----------      ------------
       Total Other Assets                              698               798
                                               -----------      ------------
TOTAL ASSETS                                  $     41,534     $       7,653
                                               -----------      ------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $         -      $          -
                                               -----------      ------------
       Total Current Liabilities                        -                 -
                                               -----------      ------------
STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding                                         -                 -
  Common stock; $.001 par value, 50,000,000
    shares authorized, 1,018,900 and 800,000
    shares issued and outstanding respectively       1,019               800
  Capital in excess of par value                    47,194             7,220
  Earnings (deficit) accumulated during the
    development stage                               (6,679)             (367)
                                               -----------      ------------
       Total Stockholders' Equity                   41,534             7,653
                                               -----------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     41,534     $       7,653
                                               -----------      ------------

                  See Notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                          For the              For the
                         Three Months        Three Months          Cumulative
                           Ended                Ended              During the
                         June 30, 1997       June 30, 1996         Development
                         1997      1996      1997       1996       Stage
                        -------   -------   -------    -------    ---------
REVENUE
  Interest             $   173   $    13   $   206    $    34    $     212
                        -------   -------   -------    -------    ---------

EXPENSES
  Amortization              50        37       100         75          302
  Bank charges               -        13        22         46           44
  Depreciation             259         -       350          -          350
  Dues & subscriptions       -         -        99          -           99
  Equipment rental         296         -       394          -          394
  Insurance                  -         -       255          -          255
  License and permits        -         -       338          -          357
  Office expense           916         -     1,740          -        1,871
  Travel                 1,704         -     1,704          -        1,704
  Professional fees      1,157         -     1,232          -        1,232
  Loss on equipment
    return                 283         -       283          -          283
                        -------   -------   -------    -------    ---------
     Total expenses      4,665        50     6,517        121        6,891
                        -------   -------   -------    -------    ---------
NET INCOME (LOSS)      $(4,492)  $   (37)  $(6,311)   $   (87)   $  (6,679)
                        -------   -------   -------    -------    ---------
EARNINGS (LOSS)
  PER SHARE            $ (0.00)  $ (0.00)  $ (0.00)   $ (0.00)   $   (0.01)
                        -------   -------   -------    -------    ---------


                  See Notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                    For the            For the
                                 Three Months       Six Months      Cumulative
                                     Ended              Ended       During the
                                June 30, 1997      June 30, 1996   Development
                                1997      1996     1997      1996     Stage
                               -------  -------   -------   ------    -------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Cash from interest          $   173  $     -   $   206   $    21   $   212
  Cash paid for organization
    costs                           -        -         -         -    (1,000)
  Bank charges                      -        -       (22)      (33)      (44)
  Cash paid for organization
    expense, supplies and
    services                   (5,265)       -    (6,164)        -    (6,314)
                               -------  -------   -------   ------    -------
     Net Cash (Used) by
      Operating Activities     (5,092)       -    (5,980)      (12)   (7,146)
                               -------  -------   -------   ------    -------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Equipment refund              1,729        -     1,729         -     1,729
  Purchase office equipment    (1,531)       -    (6,985)        -    (6,985)
                               -------  -------   -------   ------    -------
     Net Cash (Used) by
      Investing Activities        198        -    (5,256)        -    (5,256)
                               -------  -------   -------   ------    -------
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Sale of common stock              -        -    54,725     3,000    62,725
  Direct costs of offering          -   (3,495)   (8,714)   (3,495)  (14,532)
  Contributed capital               -        -         -         -        20
                               -------  -------   -------   ------    -------
     Net Cash Provided by
      Financing Activities          -   (3,495)   46,011      (495)   48,213
                               -------  -------   -------   ------    -------
NET INCREASE (DECREASE) IN
  CASH                         (4,894)  (3,495)   34,775      (507)   35,811

CASH  -  BEGINNING OF PERIOD   40,705    6,988     1,036     4,000         -
                               -------  -------   -------   ------    -------
CASH  -  END OF PERIOD        $35,811  $ 3,493   $35,811   $ 3,493   $35,811
                               -------  -------   -------   ------    -------
RECONCILIATION OF NET INCOME
  TO NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES

NET INCOME (LOSS)             $(4,492) $   (37)  $(6,311)  $  (87)   $(6,679)
                               -------  -------   -------   ------    -------
Adjustments to reconcile net
  income (loss) to net cash
  provided (used) by
  operating activities
    Amortization                   50       37       100       75        302
    Depreciation                  259        -       350        -        350
    Loss on equipment return      283        -       283        -        283
    Change in assets and
     liabilities
     Organization costs             0        -         -        -     (1,000)
     Inventory                   (402)       -      (402)       -       (402)
     Accounts payable            (790)       -         -        -          -
                               -------  -------   -------   ------    -------
      Total Adjustments          (600)      37       331       75       (467)
                               -------  -------   -------   ------    -------
NET CASH (USED) BY OPERATING
  ACTIVITIES                  $(5,092) $     -   $(5,980)  $  (12)   $(7,146)
                               -------  -------   -------   ------    -------

                  See Notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 1997 and 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

      There is absolutely no assurance that the Company will be able, with the proceeds of the offering, to enter into suitable arrangements for printing and marketing. At this time, no assurances can be given with respect to the length of time after commencement of operations that it will be necessary to fund operations from proceeds of the offering. If the marketing of the initial printing of books is successful, management intends for the foreseeable future to reinvest the revenues derived therefrom for additional printings and editions of the coloring art books, and for development and marketing costs relating to a line of colored pencils which the Company also intends to eventually market.

      Management believes that the net proceeds of the offering will be sufficient to make an initial printing of approximately 10,000 copies and to begin marketing the coloring art books, after which time management anticipates that the Company will begin generating revenues from sales to cover ongoing expenses. However, there is absolutely no assurance of this. If the initial marketing of the coloring art books is unsuccessful, investors will have lost their money and management will not attempt to pursue further marketing efforts with respect to such product, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the Company
or what direction the Company will pursue, if any.   However, the
Company presently has no plans, commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

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

                                   Kayenta Kreations, Inc.



Date:  August 28, 1997             by:   /s/Michelle Barlow
                                         Michelle Barlow, Chairman