Form 10QSB
period 1997-09-30
KAYENTA KREATIONS INC
filed 1997-12-05
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 1997

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at
September 30, 1997:  1,018,900

                 PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     See attached.

            KAYENTA KREATIONS, INC.
         (A Development Stage Company)

            CONDENSED BALANCE SHEETS

                     ASSETS


                                                 September 30,    December 31,
                                                     1997             1996
                                                  (Unaudited)
CURRENT ASSETS:
  Cash in bank                                   $     20,042     $     1,036
  Inventory                                             2,833              -
  Deferred offering costs                                  -            5,819
                                                  -----------      ----------
    Total Current Assets                               22,875           6,855
                                                  -----------      ----------
EQUIPMENT
  Office equipment and displays, less
    depreciation of $721                                8,664              -
                                                  -----------      ----------
OTHER ASSETS:
  Organization costs, net of amortization of
    $352 and $202                                         648             798
                                                  -----------      ----------
       Total Other Assets                                 648             798
                                                  -----------      ----------
TOTAL ASSETS                                     $     32,187     $     7,653
                                                  -----------      ----------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $      1,081     $        -
  Accrued expenses                                         15              -
                                                  -----------      ----------
    Total Current Liabilities                           1,096              -
                                                  -----------      ----------
STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding                                            -               -
  Common stock; $.001 par value, 50,000,000
    shares authorized, 1,018,900 and 800,000
    shares issued and outstanding respectively          1,019             800
  Capital in excess of par value                       47,194           7,220
  Earnings (deficit) accumulated during the
    development stage                                 (17,122)           (367)
                                                  -----------      ----------
          Total Stockholders' Equity                   31,091           7,653
                                                  -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     32,187     $     7,653
                                                  -----------      ----------

   KAYENTA KREATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
         (Unaudited)

                                For the              For the
                               Three Months         Nine Months    Cumulative
                                 Ended                Ended        During the
                               September 30,       September 30,   Development
                              1997      1996      1997       1996   Stage
REVENUE
  Sales, net of
    costs of sales of $332 $    497  $     -    $    497   $    -   $     497
  Interest                      182       13         388       34         394
                            -------   ------     -------    -----    --------
    Total revenue               679       13         885       34         891
                            -------   ------     -------    -----    --------
EXPENSES
  Selling and marketing
    expenses                  5,174        -       5,174        -       5,174
  Amortization                   50       37         150       75         352
  Contract labor              1,696        -       1,696        -       1,696
  Bank charges                   17       13          39       46          61
  Depreciation                  371        -         721        -         721
  Dues and subscriptions         99        -         198        -         198
  Equipment rental            1,776        -       2,171        -       2,170
  Insurance                       -        -         255        -         255
  License and permits             -        -         337        -         357
  Office expense                493        -       2,234        -       2,364
  Travel and entertainment      940        -       2,644        -       2,644
  Professional fees             243        -       1,475        -       1,475
  Miscellaneous                 163        -         163        -         163
  Loss on equipment return        -        -         283        -         283
  Franchise tax                 100        -         100        -         100
                            -------   ------     -------    -----    --------
    Total expenses           11,122       50      17,640      121      18,013
                            -------   ------     -------    -----    --------
NET INCOME (LOSS)          $(10,443) $   (37)   $(16,755)  $  (87)  $ (17,122)
                            -------   ------     -------    -----    --------
EARNINGS (LOSS) PER SHARE  $  (0.01) $ (0.00)   $  (0.02)  $(0.00)  $   (0.02)
                            -------   ------     -------    -----    --------

         KAYENTA KREATIONS, INC.
      (A Development Stage Company)

   CONDENSED STATEMENTS OF CASH FLOWS
               (Unaudited)

                                   For the            For the
                                 Three Months       Nine Months     Cumulative
                                    Ended              Ended        During the
                                 September 30,      September 30,  Development
                                1997      1996     1997      1996     Stage
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Sales                      $    829  $     -    $    829  $     -  $    829
  Cash from interest              182        -         388       21       394
  Cash paid for organization
    costs                           -        -           -        -    (1,000)
  Bank charges                      -        -         (22)     (33)      (44)
  Cash paid for organization
    expense, supplies and
    services                  (12,368)       -     (18,532)       -   (18,682)
                              -------   ------     -------   ------   -------
    Net Cash (Used) by
      Operating Activities    (11,357)       -     (17,337)     (12)  (18,503)
                              -------   ------     -------   ------   -------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Equipment refund                  -        -       1,729        -     1,729
  Purchase office equipment
    and displays               (4,412)       -     (11,397)       -   (11,397)
                              -------   ------     -------   ------   -------
    Net Cash (Used) by
      Investing Activities     (4,412)       -      (9,668)       -    (9,668)
                              -------   ------     -------   ------   -------
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Sale of common stock              -        -      54,725    3,000    62,725
  Direct costs of offering          -   (3,495)     (8,714)  (3,495)  (14,532)
  Contributed capital               -        -           -        -        20
                              -------   ------     -------   ------   -------
    Net Cash Provided by
      Financing                     -   (3,495)     46,011     (495)   48,213
                              -------   ------     -------   ------   -------
NET INCREASE (DECREASE) IN
  CASH                        (15,769)  (3,495)     19,006     (507)   20,042

CASH - BEGINNING OF PERIOD     35,811    6,988       1,036    4,000         -
                              -------   ------     -------   ------   -------
CASH - END OF PERIOD         $ 20,042  $ 3,493    $ 20,042  $ 3,493  $ 20,042
                              -------   ------     -------   ------   -------
RECONCILIATION OF NET INCOME
  TO NET CASH PROVIDED(USED)
  BY OPERATING ACTIVITIES

NET INCOME (LOSS)            $(10,443) $   (37)   $(16,755) $   (87) $(17,122)
                              -------   ------     -------   ------   -------
Adjustments to reconcile net
  income (loss) to net cash
  provided (used) by
  operating activities
    Amortization                   50       37         150       75       352
    Depreciation                  371        -         721       -        721
    Loss on equipment return        -        -         283       -        283
    Change in assets and
     liabilities
     Organization costs             -        -           -       -     (1,000)
     Inventory                 (2,431)       -      (2,833)      -     (2,833)
     Accounts payable           1,081        -       1,082       -      1,081
     Accrued expenses              15        -          15       -         15
                              -------   ------     -------   ------   -------
       Total Adjustments         (914)      37        (582)      75    (1,381)
                              -------   ------     -------   ------   -------
NET CASH (USED) BY OPERATING
  ACTIVITIES                 $(11,357) $     -    $(17,337) $   (12) $(18,503)
                              -------   ------     -------   ------   -------

KAYENTA KREATIONS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 1997 and 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Item 2:  Management's Discussion & Analysis or Plan of Operations

     The Company was incorporated on December 26, 1995. The Company has not yet generated significant revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of the registration statement to register a public offering of its securities, pursuant to which the Company offered and sold 218,900 shares of common stock and raised gross proceeds of $54,725, the closing of such offering and the initial commencement of limited operations. The Company has no significant assets other than the net proceeds from the offering and the assets acquired therewith.

     Management's plan of operation for the next twelve months is to continue to use the net proceeds from the offering to produce an inventory of products, and attempt to market such products. The Company has also used offering proceeds to make equipment purchases and other capital expenditures for assets being used in connection with the business, including a computer system, a digitized scanner software program, a plain paper laser fax machine, a laser printer and a photocopy machine. The balance of the proceeds is being used to provide working capital for the operation of the Company's proposed business.

     There is absolutely no assurance that the Company will be able, with the proceeds of the offering, to acheive profitable operations. At this time, no assurances can be given with respect to the length of time after commencement of operations that it will be necessary to fund operations from proceeds of the offering. If the marketing of the initial printing of books is successful, management intends for the foreseeable future to reinvest the revenues derived therefrom for additional printings and editions of the coloring art books, and for development and marketing costs relating to a line of colored pencils which the Company also intends to eventually market.

     Management believes that the net proceeds of the offering will be sufficient for initial printing, and to begin marketing the coloring art books, after which time management anticipates that the Company will begin generating revenues from sales to cover ongoing expenses. However, there is absolutely no assurance of this and the Company has only limited sales thus far. If the initial marketing of the coloring art books is unsuccessful, investors will have lost their money and management will not attempt to pursue further marketing efforts with respect to such product, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the Company or what direction the Company will pursue, if any. However, the Company presently has no plans, commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

     (a)  None.

     (b)  None.

     (c)  See Part I, Item 1 (financial statments) and Item 2
          (management's discussion) for financial information and a discussion regarding use of proceeds.

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

                              Kayenta Kreations, Inc.



Date:  November 18, 1997      by:  /s/Michelle Barlow
                                   Michelle Barlow, Chairman