Form 10KSB
period 1997-12-31
KAYENTA KREATIONS INC
filed 1998-04-23
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997  Commission File No. 333-4066

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

The Issuer's revenues for its most recent fiscal year.     $      654

As of April, 1998, the aggregate market value of voting stock held by non-affiliates was approximately $109,450. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at March 31, 1998: 1,018,900

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     Kayenta Kreations, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 26, 1995. In connection with the organization of the Company, the President and founders of the Company contributed $8,000 cash to initially capitalize the Company in exchange for 800,000 shares of Common Stock. The Company then registered a public offering of its securities to raise funds from such offering with which to commence business operations. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-4066, which became effective October 21, 1996. Pursuant thereto the Company sold 218,900 shares of its common stock to the public at $.25 per share and raised gross proceeds of $54,725. The offering was completed in February, 1997. The Company then used the net proceeds from this offering to provide the working capital necessary to commence business operations. However, the Company has not yet generated any signigicant revenues from operations and is still considered a development stage company.

     (B)  BUSINESS OF COMPANY.

BUSINESS OF THE COMPANY

     The Company is engaged in the business of producing and marketing specialty children's coloring art books and art coloring pencils. The Company is using the funds derived from the public offering of its securities primarily to pay for the costs of printing copies of the coloring art books which the Company has created, and for marketing.

     The Company creates specialty children's coloring art books that depict various aspects of Southwestern and Western heritage, traditions and culture of the United States. Drawings characterize various features and aspects of the Colorado Plateau and its history, recreation, geography, archeology, pictographs, flora and fauna. Different editions of the coloring art book are being produced and distributed throughout the Colorado Plateau and Great Basin area. The different editions are tailored to specific events or areas within the Colorado Plateau and Great Basin and feature drawings that depict such events or some aspects of the heritage, culture and traditions that represent the uniqueness of a particular area.

     For instance, an example of an edition featuring a specific event is the coloring art book known as the Safari edition, with drawings depicting the Annual Easter Jeep Safari held in Moab, Utah, which was featured in demonstration copies which were used by the President in initial, informal marketing surveys, and is now featured in a regular production edition. This event brings over 5,000 participants and visitors from several states in the U.S. The Jeep Safari is just one of forty-five organized 4x4 events held throughout the United States. Families with children of all ages attend these events and contribute to the large numbers of participants. Another edition, the Southwest edition, features places and events such as the Glen Canyon National Recreation Area (Lake Powell), Grand Canyon National Park and other national and state parks in Utah, Arizona, Colorado and New Mexico. Each area featured offers different and distinctive scenic attractions and recreational activities, including water sports, river running, hiking and mountain biking. The Southwestern U.S. is also rich in Native American cultural influences, and another edition known as the Pow-Wow edition features items associated with those cultures.

     In conjunction with marketing coloring art books, the Company plans to create and market its own specialized assortment of art quality colored pencils. The pencil assortment will feature colors and shades specially selected by management to match the colors and shades of soils, rocks, plants, animals and other items commonly seen in the desert Southwest. The pencils will be marketed using the Company's own color names as an alternative to crayons, which can be quite messy and are subject to melting, particularly in the hot summer temperatures of the desert.

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

     Management intends to pursue marketing efforts in at least two different areas. Since the coloring books will feature drawings depicting certain special or distinctive events that occur in different places in the Southwestern U.S., management intends, at least twice a year, to attend events of this nature. Management is aware of several special events that occur during the Spring, Summer, and Fall throughout Utah, Arizona and Colorado, including biking events, 4x4 events, river running expeditions, etc. During some of these events, booths are offered to potential vendors for a nominal fee. Management of the Company will be responsible to contact the organizers of such special events to obtain booth space or otherwise acquire rights of distribution during such events, and intends to market the products on a retail basis to the participants and others attending such events.

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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Company's public offering was not closed until late February, 1997 and the Common Stock of the Company was not eligible for trading in the over-the-counter market until after that time. There were not any published quotations for the securities of the Company until the 2nd quarter of 1997, and the quoted bid price has been at $.50 since that time.

     (B)  HOLDERS.

     As of April 20, 1998, there were approximately 47 record holders of the Company's Common Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company was incorporated on December 26, 1995. The Company has not yet generated any significant revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of the registration statement to register a public offering of its securities, pursuant to which the Company offered and sold 218,900 shares of common stock and raised gross proceeds of $54,725, the closing of such offering and the initial commencement of limited operations. The Company has no assets other than those acquired with the net proceeds from the offering, and the balance of proceeds remaining.

     Management's plan of operation for the next twelve months is to continue to use the remaining net proceeds from the offering primarily to pay for the costs of printing copies of the specialty children's coloring art books which the Company has completed artwork for, and attempt to market them. The Company also used offering proceeds to make initial equipment purchases and other capital expenditures for a computer system, a digitized scanner software program, a plain paper laser fax machine, a laser printer and a photocopy machine. The remaining portion of the proceeds provides working capital for the operation of the Company's proposed business.

     There is absolutely no assurance that the Company will be able, with the proceeds of the offering, to successfully develop its business. At this time, no assurances can be given with respect to the length of time that it will be necessary to fund operations from proceeds of this offering. If the marketing of the printed books is successful, management intends for the foreseeable future to reinvest the revenues derived therefrom for additional printings and editions of the coloring art books, and for development and marketing costs relating to a line of colored pencils which the Company also intends to eventually market.

     Management believes that the net proceeds of the offering will be sufficient for initial printing and marketing of the coloring art books, after which time management anticipates that the Company will begin generating revenues from sales to cover ongoing expenses. However, there is absolutely no assurance of this. If the initial marketing of the coloring art books is unsuccessful, investors will have lost their money and management will not attempt to pursue further marketing efforts with respect to such product, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the Company or what direction the Company will pursue, if any. However, the Company presently has no plans, commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

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

                              Term Served As   Positions
Name of Director         Age  Director/Officer With Company


Michelle Barlow          34   Since inception  President &
                                               Secretary/Treasurer

     This individual serves as management of the Company. A brief description of her background and business experience is as follows:

     MICHELLE BARLOW serves as President, Secretary/Treasurer and Director of the Company. Ms. Barlow has completed two years of college coursework majoring in accounting and business at the University of Utah and Salt Lake Community College, and is currently self employed as the small business owner of an accounting service. Ms. Barlow owned and operated Plants by Design, a business engaged in interior landscaping, from 1986 to 1989. From 1989 to 1995, she was employed at the University of Utah as an Administrative Assistant, where she was involved in various bookkeeping and accounting procedures, including payroll, general ledger, year end tax return preparation and submitting financial reports, as well as writing governmental proposals and securing grants and private funds for research. Ms. Barlow also has operating experience in various computer software programs for both Macintosh and IBM PC compatible systems. Because of her personal interests, she has travelled in and studied as a hobby the geology of the Colorado Plateau and also its plant and animal life, culture and traditions.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The sole officer/director is entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on behalf of the Company. Presently, the officer only devotes a portion of her time to the affairs of the Company. She is not employed full time and does not receive a regular salary, wage for her time, and will not unless and until the Company's business operations develop to the point where a full time or other extensive time commitment is required. The officer did receive approximately $250 in sales commissions during 1997. The Company presently has no formal employment agreements or other arrangements or understandings with the officer regarding the commitment of time or the payment of salaries or other compensation. However, the officer is prepared to devote such time as may be necessary to the development of the Company's business. The amounts of compensation and other terms of any full time employment arrangements with Ms. Barlow would be determined if and when such arrangements become necessary.

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

All officers and
directors as a
group (1 person)      Common     250,000 shares          25%

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1997.

                              SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KAYENTA KREATIONS, INC.



By:     /s/ Michelle Barlow                   Date: April 21, 1998
     Michelle Barlow, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Michelle Barlow                   Date: April 21, 1998
     Michelle Barlow, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                    KAYENTA KREATIONS, INC.
                 (A Development  Stage Company)

                      FINANCIAL STATEMENTS

         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                              WITH

                 INDEPENDENT  AUDITOR'S REPORT

                    KAYENTA KREATIONS, INC.
                 (A Development Stage Company)


                            CONTENTS


                                                  PAGE

Independent Auditor's Report                                              1

Balance Sheets, December 31, 1997 and 1996                                2

Statements of Operations, for the years ended
     December 31, 1997 and 1996                                           3

Statement of Stockholders' Equity, for the years
     ended December 31, 1997 and 1996                                     4

Statements of Cash Flows, for the year ended
     December 31, 1997 and 1996                                           5

Notes to Financial Statements                                           6-7

Independent Auditor's Report

Board of Director
KAYENTA KREATIONS,  INC.
Salt Lake City, Utah

I have audited the accompanying balance sheets of Kayenta Kreations, Inc. (a development stage company) as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception (December 26, 1995) to December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kayenta Kreations (a
development stage company)   as of December 31, 1997 and 1996 and the results
of its operations and its cash flows for the years then ended from inception (December 26, 1995) to December 31, 1997 in conformity with generally accepted accounting principles.


                                     /s/ David T. Thomson, P.C.



Salt Lake City, Utah
March 30, 1996

KAYENTA KREATIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
ASSETS
                                       December 31,  December 31,
                                            1997        1996
                                   ________________________________
CURRENT ASSETS
  Cash in bank                               $16,777  $1,036
  Deferred offering costs                          0   5,819
  Inventory                                    1,113       0
                                            ________________

       Total Current Assets                   17,890   6,855
                                            ________________
EQUIPMENT AND DISPLAYS
  Office equipment                             5,379       0
  Displays                                     3,931       0
                                            ________________

                                               9,310       0
  Less depreciation                             (930)      0
                                            ________________

                                               8,380       0
                                            ________________
OTHER ASSETS
  Organization costs, less                       598     798
   amortization of $402 and $202            ________________

       Total Other Assets                        598     798
                                            ________________

TOTAL ASSETS                                 $26,868  $7,653
                                             ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                              $542      $0
  State franchise tax payable                    100       0
                                            ________________

       Total current Liabilities                 642       0
                                            ________________
NONCURRENT LIABILITIES
  Deferred taxes payable                          86       0
                                            ________________
STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value,
   5,000,000 shares authorized, no
   shares issued and outstanding                   0       0
  Common stock; $.001 par value,
   50,000,000 shares authorized,
   1,018,900 and 800,000 shares                1,019     800
   issued and outstanding respectively
  Capital in excess of par value              47,193   7,220
  Earnings (deficit) accumulated             (22,072)   (367)
   during the development stage             ________________

       Total Stockholders' Equity             26,140   7,653
                                            ________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $26,868  $7,653
                                            ================

The accompanying notes are an integral part of these financial statements.

KAYENTA KREATIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
                                  For the      For the   Cumulative
                                Year Ended   Year Ended  During the
                              December 31, December 31, Development
                                   1997         1996       Stage

SALES
  Sales - net                          $654      $0     $654
  Less cost of Sales                   (358)      0     (358)
                                   _________________________

    Gross Margin                        296       0      296
                                   _________________________

SELLING, GENERAL AND ADMINISTRATIVE
  Accounting and legal                2,895       0    2,895
  Amortization                          200     200      402
  Travel                              1,873       0    1,873
  Wages                               2,017       0    2,017
  Marketing                           5,307       0    5,307
  Equipment rental                    2,171       0    2,171
  Administrative                      1,865     172    2,037
  Office supplies                     3,091       0    3,091
  Utilities                             743       0      743
  Meals and entertainment               721       0      721
  Depreciation                          930       0      930
  Taxes                                 200       0      200
  Equipment repairs                     283       0      283
  Miscellaneous                         137       0      137
                                   _________________________

    Total Selling, General           22,433     372   22,807
     and Administrative
                                   _________________________

NET INCOME FROM OPERATIONS          (22,137)   (372) (22,511)

OTHER INCOME (EXPENSE)
  Interest income                       534       7      541
  Interest expense                      (15)      0      (15)
                                   _________________________

NET INCOME BEFORE TAXES             (21,618)   (365) (21,985)

PROVISIONS FOR INCOME TAXES             (87)      0      (87)
                                   _________________________

NET INCOME (LOSS)                  $(21,705)  $(365)$(22,072
                                   ================ ========

EARNINGS (LOSS) PER SHARE            $(0.02) $(0.00)  $(0.03)
                                   ================ ========

The accompanying notes are an integral part of these financial statements.

KAYENTA KREATIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

                                                            Earnings
                                                            (Loss)
                                                            Accumulated
                                                Capital in  During the
                                  Common Stock   Excess of  Development
                                  Shares Amount  Par Value  Stage

BALANCE, December 26,                  0     $0      $0      $0
1995 (Inception)

Shares issued to
initial stockholders
for cash December 26, 1995
at $.01 per share                500,000    500   4,500       0

Net income (loss) from
December 21, 1995 (inception)
to December 31, 1995                   0      0       0      (2)
                                 ______________________________

BALANCE, December 31, 1995       500,000    500   4,500      (2)

Additional shares issued to
initial stockholders for cash
March 6, 1996 at $.01 per share  300,000    300   2,700       0

Capital contributed by
officer and shareholder                0      0      20       0

Net income (loss) for the year
ended December 31, 1996                0      0       0    (365)
                                 ______________________________

BALANCE, December  31, 1996      800,000    800   7,220    (367)

Shares issued pursuant to a
sale of common to the public
for cash February 1997 at
$.25 per share                   218,900    219  54,506       0

Direct costs of offering               0      0 (14,533)      0

Net income (Loss) for the
year ended December 31, 1997           0      0       0 (21,705)
                                 ______________________________

BALANCE, December  31, 1997    1,018,900 $1,019 $47,193$(22,072)
                               ================================

The accompanying notes are an integral part of these financial statements.

KAYENTA KREATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

                                           For the     For the    Cumulative
                                         Year Ended   Year Ended  During the
                                        December 31, December 31, Development
                                            1997         1996       Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales                                  $654       $0     $654
  Cash paid for organization costs                    0     (250)  (1,000)
  Cash from interest                                534        7      541
  Cash paid for interest                            (15)       0      (15)
  Cash paid for supplies and employee services  (22,033)    (172) (22,205)
  Cash paid for taxes                              (100)       0     (100)
                                               ________ ________ ________

    Net Cash (Used) by Operating Activities     (20,960)    (415) (22,125)
                                               ________ ________ ________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                       (9,310)       0   (9,310)
                                               ________ ________ ________

    Net cash (Used) by Investing Activities      (9,310)       0   (9,310)
                                               ________ ________ ________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                           54,725    3,000   62,725
  Direct offering costs                          (8,714)  (5,569) (14,533)
  Contributed capital                                 0       20       20
                                               ________ ________ ________

    Net Cash Provided (Used) By Financing        46,011   (2,549)  48,212
Activities                                     ________ ________ ________

NET INCREASE (DECREASE) IN CASH                  15,741   (2,964)  16,777

CASH - BEGINNING OF PERIOD                        1,036    4,000        0
                                               ________ ________ ________

CASH - END OF PERIOD                            $16,777   $1,036  $16,777
                                               ======== ======== ========
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                              $(21,705)  $ (365)$(22,072)
                                               ________ ________ ________
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operating
 activities
    Amortization of organization costs              200      200      402
    Depreciation                                    930        0      930
    Deferred taxes                                   86        0       86
    Change in assets and liabilities
      Organization costs                              0     (250)  (1,000)
      Inventory                                  (1,113)       0   (1,113)
      Accounts payable                              542        0      542
      Franchise taxes payable                       100        0      100
                                               ________ ________ ________

        Total Adjustments                           745      (50)     (53)
                                               ________ ________ ________

NET CASH PROVIDED (USED) BY OPERATING          $(20,960)   $(415)$(22,125)
ACTIVITIES                                     ======== ======== ========

The accompanying notes are an integral part of these financial statements.

                    KAYENTA KREATIONS, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

NOTE   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - The Company was organized under the laws of the State of Nevada on December 26, 1995, and has elected a fiscal year end of December 31st. The Company was formed to engage in the business of producing and marketing a children's coloring art book depicting various aspects of life in the Southwestern and Western United States. The
     Company is considered a development stage Company as defined in   SFAS
     No 7. The Company, has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirement of the Company and other relevant factors.

     Net income per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

     Organization Costs - The Company is amortizing its organization costs, which reflect amounts expended to organize the Company, over sixty (60) months using the straight-line method.

     Income Taxes - Due to losses at December 31, 1997 and 1996 no provision for income taxes has been made. There is deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1997 and 1996 the Company did not have non-cash investing and financing activities.

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

     Inventory - Inventories are stated at the lower of cost, determined by the First-in, First-out method, or market. Cost includes materials and conversion costs.

     Equipment and displays - Equipment and displays are recorded at cost. The Company uses the straight line method of computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The estimated lives of the equipment and displays is 5 to 7 years.

NOTE   2  -  COMMON STOCK TRANSACTIONS

     The Company was formed through the issuance of 800,000 shares of common stock for $8,000.

     During February 1997, the Company completed an offering of stock to the public at a price of $.25 per share. The Company sold 218,900 shares for a total of $54,725. The direct costs of the offering were $14,533.

                    KAYENTA KREATIONS, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

NOTE   3  -  RELATED PARTY TRANSACTIONS

     The Company is using the home of its President as its office on a rent free basis. As of December 31, 1997 and 1996 no compensation has been paid or accrued to any officers or directors of the Corporation.

NOTE   4  -  INCOME TAXES

     The income tax provision consists of the following:

     Current income taxes payable       $      -
     Deferred tax liability                   87
                                         -------
                                        $     87

     The income tax provision differs from the expense that would result from applying federal statutory tax rates to income before income taxes because certain entertainment and business meal expenses are not deductible for tax purposes, as well as temporary differences in depreciation expense calculated for book and for tax purposes.

     Deferred income tax liability or benefit results from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effects of each are as follows:

     Tax liability
          Accelerated depreciation      $    86

     The change in the tax liability this year was $86.

     At December 31, 1997 and 1996 the Company had net federal operating losses
     (NOL) of $22,203 and $367 respectively which can be carried forward to offset operating income. The NOL will expire as shown below. Valuation allowances of $3,330 and $55 respectively, have been established for those tax credits which are not expected to be realized. The change in the NOL allowances for 1997 and 1996 was $3,275 and $55. The net operating losses expire as follows:

             Year of
            Expiration               Amount
                 2010                $      2
                 2011                $    365
                 2012                $ 21,836