Form 10QSB
period 1998-03-31
KAYENTA KREATIONS INC
filed 1998-06-03
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 1998

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at March
31, 1998:  1,018,900

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                               March 31,    December 31,
                                                 1998          1997
                                               --------       --------
                                               (Unaudited)

CURRENT ASSETS
  Cash in bank                                 $ 15,115       $ 16,777
  Inventory                                       1,090          1,113
                                               --------       --------
     Total Current Assets                        16,205         17,890
                                               --------       --------
EQUIPMENT
  Office equipment and displays, less
    depreciation of $1,395 and $930               7,916          8,380
                                               --------       --------
OTHER ASSETS
  Organization costs, net amortization
    of $452 and $402                                548            598
                                               --------       --------
     Total Other Assets                             548            598
                                               --------       --------
TOTAL ASSETS                                   $ 24,669       $ 26,868
                                               ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                             $    253       $    542
  State franchise tax payable                       100            100
                                               --------       --------
     Total Current Liabilities                      353            642
                                               --------       --------
NONCURRENT LIABILITIES
  Deferred taxes payable                             86             86
                                               --------       --------
STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value,
    5,000,000 shares authorized, no
    shares issued and outstanding                     0              0
  Common stock; $.001 par value,
    50,000,000 shares authorized,
    1,018,900 and 1,018,900 shares
    issued and outstanding respectively           1,019          1,019
  Capital in excess of par value                 47,193         47,193
  Earnings (deficit) accumulated
    during the development stage                (23,982)       (22,072)
                                               --------       --------

     Total Stockholders' Equity                  24,230         26,140
                                               --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 24,669       $ 26,868
                                               ========       ========


                  See notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the Three  For the Three  Cumulative
                                   Months Ended   Months Ended   During the
                                   March  31,     March  31,     Development
                                      1998           1997          Stage
                                   -----------------------------------------
SALES
  Sales - net                      $      70      $       0      $     724
  Less cost of Sales                     (23)             0           (381)
                                    --------       --------       ---------

     Gross Margin                         47              0            343
                                    --------       --------       ---------

SELLING, GENERAL AND ADMINISTRATIVE
  Accounting and legal                     0             75          2,895
  Amortization                            50             50            452
  Travel                                 108              0          1,981
  Wages                                   90              0          2,107
  Marketing                               50              0          5,357
  Equipment rental                         0             98          2,171
  Administrative                         259          1,538          2,296
  Office supplies                        337              0          3,428
  Utilities                               42              0            785
  Meals and entertainment                  0              0            721
  Depreciation                           465             91          1,395
  Taxes                                    0              0            200
  Equipment repairs                      674              0            957
  Miscellaneous                            0              0            137
                                    --------       --------       ---------

     Total Selling, General and        2,075          1,852         24,882
       Administrative
                                    --------       --------       ---------

NET INCOME FROM OPERATIONS            (2,028)        (1,852)       (24,539)

OTHER INCOME (EXPENSE)
  Interest income                        123             33            664
  Interest expense                        (5)             0            (20)
                                    --------       --------       ---------

NET INCOME BEFORE TAXES               (1,910)        (1,819)       (23,895)

PROVISIONS FOR INCOME TAXES                0              0            (87)
                                    --------       --------       ---------

NET INCOME (LOSS)                  $  (1,910)     $  (1,819)     $ (23,892)
                                    ========       ========       ========

EARNINGS (LOSS) PER SHARE          $   (0.00)     $   (0.00)     $    0.03
                                    ========       ========       ========


                  See notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                     For the Three For the Three Cumulative
                                     Months Ended  Months Ended  During the
                                     March  31,    March  31,    Development
                                        1998         1997          Stage
                                     ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales                      $      70     $       0    $     724
  Cash paid for organization costs             0             0       (1,000)
  Cash from interest                         123            33          664
  Cash paid for interest                      (5)            0          (20)
  Cash paid for supplies and employee     (1,750)         (921)     (23,955)
    services
  Cash paid for taxes                       (100)            0         (200)
                                        --------      --------     --------

     Net Cash (Used) by Operating         (1,662)         (888)     (23,787)
       Activities                       --------      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                     0        (5,454)      (9,310)
                                        --------      --------     --------

     Net cash (Used) by Investing              0        (5,454)      (9,310)
       Activities                       --------      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                         0        54,725       62,725
  Direct offering costs                        0        (8,714)     (14,533)
  Contributed capital                          0             0           20
                                        --------      --------     --------

     Net Cash Provided (Used) By               0        46,011       48,212
       Financing Activities             --------      --------     --------

NET INCREASE (DECREASE) IN CASH           (1,662)       39,669       15,115

CASH - BEGINNING OF PERIOD                16,777         1,036            0
                                        --------      --------     --------

CASH - END OF PERIOD                   $  15,115     $  40,705    $  15,115
                                        ========      ========     ========

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED (USED) BY OPERATING
ACTIVITIES

NET INCOME (LOSS)                      $  (1,910)    $  (1,819)   $ (23,982)
                                        --------      --------     --------
Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities
     Amortization of organization costs       50            50          452
     Depreciation                            465            91        1,395
     Deferred taxes                            0             0           86
     Change in assets and liabilities
       Organization costs                      0             0       (1,000)
       Inventory                              23             0       (1,090)
       Accounts payable                     (290)          790          252
       Franchise taxes payable                 0             0          100
                                        --------      --------     --------

          Total Adjustments                  248           931          195
                                        --------      --------     --------

NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                           $  (1,662)    $    (888)   $ (23,787)
                                        ========      ========     ========


                  See notes to Condensed Financial Statements

                       KAYENTA KREATIONS, INC
                   (A Development Stage Company)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 1998 and 1997 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

     Management's plan of operation for the next twelve months is to continue to use the net proceeds from the offering to produce an inventory of products, and attempt to market such products. The Company has also used offering proceeds to make equipment purchases and other capital expenditures for assets being used in connection with the business, including a computer system, a digitized scanner software program, a fax machine, a laser printer, a color printer and a photocopy machine. The balance of the proceeds is being used to provide working capital for the operation of the Company's proposed business.

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

                              Kayenta Kreations, Inc.



Date:   June 3, 1998          by:  /s/ Michelle Barlow,
                                   Michelle Barlow, Chairman