Form 10QSB
period 1998-06-30
KAYENTA KREATIONS INC
filed 1998-08-21
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 1998

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at June
30, 1998:  1,018,900

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                                         June 30, December
                                                           1998   31, 1997
                                                         ________ ________
                                                        (Unaudited)
CURRENT ASSETS
 Cash in bank                                             $12,319  $16,777
 Inventory                                                  1,054    1,113
                                                         ________ ________

   Total Current Assets                                    13,373   17,890
                                                         ________ ________
EQUIPMENT
 Office equipment and displays, less depreciation of        7,451    8,380
  $1,860 and $930                                        ________ ________

OTHER ASSETS
 Organization costs, net amortization of $502                 498      598
  and $402                                               ________ ________

    Total Other Assets                                        498      598
                                                         ________ ________

TOTAL ASSETS                                              $21,322  $26,868
                                                         ======== ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                            $282     $542
 State franchise tax payable                                  100      100
                                                         ________ ________

   Total Current Liabilities                                  382      642
                                                         ________ ________
NONCURRENT LIABILITIES
 Deferred taxes payable                                        86       86
                                                         ________ ________
STOCKHOLDERS' EQUITY
 Preferred stock; $.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding                  0        0
 Common stock; $.001 par value, 50,000,000 shares
  authorized, 1,018,900 and 1,018,900 shares issued
  and outstanding respectively                              1,019    1,019
 Capital in excess of par value                            47,193   47,193
 Earnings (deficit) accumulated during the                (27,358) (22,072)
  development stage                                      ________ ________

   Total Stockholders' Equity                              20,854   26,140
                                                         ________ ________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $21,322  $26,868
                                                         ======== ========

                  See notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 For the Three     For the Six     Cumulative
                                 Months Ended      Months Ended    During the
                                    June 30,          June 30,     Development
                                 1998     1997     1998     1997     Stage
                               _______  _______  _______  _______   _______
SALES
 Sales - net                       $73       $0     $143       $0      $797
 Less cost of Sales                (36)       0      (59)       0      (417)
                               _______  _______  _______  _______   _______

   Gross Margin                     37        0       84        0       380
                               _______  _______  _______  _______   _______

SELLING, GENERAL AND ADMINISTRATIVE
 Accounting and legal            2,405    1,157    2,405    1,232     5,300
 Amortization                       50       50      100      100       502
 Travel                              0    1,704      108    1,704     1,981
 Wages                               0        0       90        0     2,107
 Marketing                         181        0      231        0     5,538
 Equipment rental                    0      296        0      394     2,171
 Administrative                      0        0      259      338     2,296
 Office expense                    412      916      749    2,116     3,840
 Utilities                           0        0       42        0       785
 Meals and entertainment             0        0        0        0       721
 Depreciation                      465      259      930      350     1,860
 Taxes                               0        0        0        0       200
 Equipment repairs                   0        0      674        0       957
 Miscellaneous                       0      283        0      283       137
                               _______  _______  _______  _______   _______

   Total Selling, General and    3,513    4,665    5,588    6,517    28,395
    Administrative             _______  _______  _______  _______   _______

NET INCOME FROM OPERATIONS      (3,476)  (4,665)  (5,504)  (6,517)  (28,015)

OTHER INCOME (EXPENSE)
 Interest income                   106      173      229      206       770
 Interest expense                   (6)       0      (11)       0       (26)
                               _______  _______  _______  _______   _______

NET INCOME BEFORE TAXES         (3,376)  (4,492)  (5,286)  (6,311)  (27,271)

PROVISIONS FOR INCOME TAXES          0        0        0        0       (87)
                               _______  _______  _______  _______  ________

NET INCOME (LOSS)              $(3,376) $(4,492) $(5,286) $(6,311) $(27,358)
                               =======  =======  =======  =======  ========

EARNINGS (LOSS) PER SHARE        $0.00    $0.00    $0.01    $0.01     $0.03
                               =======  =======  =======  =======  ========

                  See notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                  For the Three      For the Six   Cumulative
                                  Months Ended      Months Ended   During the
                                     June 30,          June 30,   Development
                                  1998     1997     1998     1997     Stage
                                _______  _______  _______  _______  ________
CASH FLOWS FROM OPERATING ACTIVITIES
 Cash from sales                    $73       $0     $143       $0      $797
 Cash paid for organization costs     0        0        0        0    (1,000)
 Cash from interest                 106      173      229      206       770
 Cash paid for interest              (6)       0      (11)       0       (26)
 Cash paid for taxes                  0        0     (100)       0      (200)
 Cash paid for supplies          (2,969)  (5,265)  (4,719)  (6,186)  (26,924)
  and employee services         _______  _______  _______  _______  ________

  Net Cash (Used) by             (2,796)  (5,092)  (4,458)  (5,980)  (26,583)
   Operating Activities         _______  _______  _______  _______  ________

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of equipment             0      198        0   (5,256)   (9,310)
                                _______  _______  _______  _______  ________

  Net cash provided (Used)            0      198        0   (5,256)   (9,310)
   by Investing Activities      _______  _______  _______  _______  ________

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                 0        0        0   54,725    62,725
 Direct offering costs                0        0        0   (8,714)  (14,533)
 Contributed capital                  0        0        0        0        20
                                _______  _______  _______  _______  ________

  Net Cash Provided (Used)            0        0        0   46,011    48,212
   By Financing Activities      _______  _______  _______  _______  ________

NET INCREASE(DECREASE) IN CASH   (2,796)  (4,894)  (4,458)  34,775    12,319

CASH - BEGINNING OF PERIOD       15,115   40,705   16,777    1,036         0
                                _______  _______  _______  _______  ________

CASH - END OF PERIOD            $12,319  $35,811  $12,319  $35,811  $ 12,319
                                =======  =======  =======  =======  ========

RECONCILIATION OF NET INCOME
TO NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES

NET INCOME (LOSS)               $(3,376) $(4,492) $(5,286) $(6,311) $(27,358)
                                _______  _______  _______  _______  ________

Adjustments to reconcile net income
(loss) to net cash provided (used)
by operating activities
  Amortization of organization costs 50      50      100      100       502
  Depreciation                      465     259      930      350     1,860
  Loss on equipment return            0     283        0      283         0
  Deferred taxes                      0       0        0        0        86
  Change in assets and liabilities
   Organization costs                 0       0        0        0    (1,000)
   Inventory                         36    (402)      59     (402)   (1,054)
   Accounts payable                  29    (790)    (261)       0       281
   Franchise taxes payable            0       0        0        0       100
                                _______  _______  _______  _______  ________

    Total Adjustments               580     (600)     828      331       775
                                _______  _______  _______  _______  ________

NET CASH PROVIDED (USED)        $(2,796) $(5,092) $(4,458) $(5,980) $(26,583)
BY OPERATING ACTIVITIES         =======  =======  =======  =======  ========


                  See notes to Condensed Financial Statements

KAYENTA KREATIONS, INC
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 1998 and 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

                              Kayenta Kreations, Inc.



Date:   August 20, 1998        by: /s/Michelle Barlow
                                   Michelle Barlow, Chairman