Form 10QSB
period 1998-09-30
KAYENTA KREATIONS INC
filed 1998-11-16
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 1998

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at
September 30, 1998:  1,018,900

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                                September 30,  December 31,
                                                    1998           1997
                                                 -----------    ----------
                                                 (Unaudited)

CURRENT ASSETS
  Cash in bank                                      $7,283        $16,777
  Inventory                                          1,042          1,113
                                                   -------        -------
     Total Current Assets                            8,325         17,890
                                                   -------        -------
EQUIPMENT
  Office equipment and displays, less
    depreciation of $2,423 and $930                  8,841          8,380
                                                   -------        -------
OTHER ASSETS
  Organization costs, net amortization
    of $552 and $402                                   448            598
                                                   -------        -------
     Total Other Assets                                448            598
                                                   -------        -------
TOTAL ASSETS                                       $17,614        $26,868
                                                   =======        =======
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $134           $542
  State franchise tax payable                          100            100
                                                   -------        -------
     Total Current Liabilities                         234            642
                                                   -------        -------
NONCURRENT LIABILITIES
  Deferred taxes payable                                86             86
                                                   -------        -------
STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding         -              -
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 1,018,900 and 1,018,900 shares
    issued and outstanding respectively              1,019          1,019
  Capital in excess of par value                    47,193         47,193
  Earnings (deficit) accumulated during the
    development stage                              (30,918)       (22,072)
                                                   -------        -------
     Total Stockholders' Equity                     17,294         26,140
                                                   -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $17,614        $26,868
                                                   =======        =======

                  See notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                For the Three     For the Nine    Cumulative
                                Months Ended      Months Ended    During the
                                September 30,     September 30,   Development
                                1998     1997     1998     1997     Stage
                               ------   ------  -------  -------  ---------

SALES
  Sales - net                    $42     $829     $185     $829     $839
  Less cost of Sales             (13)    (332)     (72)    (332)    (430)
                               ------   ------  -------  -------  -------
    Gross Margin                  29      497      113      497      409
                               ------   ------  -------  -------  -------
SELLING, GENERAL AND ADMINISTRATIVE
  Accounting and legal           655      243    3,060    1,475    5,955
  Amortization                    50       50      150      150      552
  Contract labor                   -    1,696        -    1,696
  Travel                           -      940      108    2,644    1,981
  Wages                          126        -      216        -    2,233
  Marketing                      221    5,174      452    5,174    5,759
  Equipment rental                 -    1,776        -    2,171    2,171
  Administrative                   -        -      259        -    2,296
  Office expense                 577      609    1,326    3,063    4,417
  Utilities                        -        -       42        -      785
  Meals and entertainment         85        -       85        -      806
  Depreciation                   563      371    1,493      721    2,423
  Taxes                            -      100        -      100      200
  Equipment repairs            1,370        -    2,044      283    2,327
  Miscellaneous                    -      163        -      163      137
                               ------  -------  -------  -------  -------
    Total Selling, General
      and Administration       3,647   11,122    9,235   17,640   32,042
                               ------  -------  -------  -------  -------
NET INCOME FROM OPERATIONS    (3,618) (10,625)  (9,122) (17,143) (31,633)

OTHER INCOME (EXPENSE)
  Interest income                 63      182      292      388      833
  Interest expense                (5)       -      (16)       -      (31)
                               ------  -------  -------  -------  -------
NET INCOME BEFORE TAXES       (3,560) (10,433)  (8,846) (16,755) (30,831)

PROVISIONS FOR INCOME TAXES        -        -        -        -      (87)
                               ------  -------  -------  -------  -------
NET INCOME (LOSS)            $(3,560)$(10,433) $(8,846) $(16,755)$(30,918)
                              ======  =======   =======  =======  =======
EARNINGS (LOSS) PER SHARE    $ (0.00)$  (0.01) $ (0.01) $  (0.02)$ (0.03)
                              ======  =======   =======  =======  =======


                  See notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 For the Three     For the Nine    Cumulative
                                 Months Ended      Months Ended    During the
                                 September 30,     September 30,   Development
                                 1998     1997     1998     1997      Stage
                               -------  -------   ------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Cash from sales                   $42     $829     $185      $829      $839
 Cash paid for organization costs   -        -        -         -     (1,000)
 Cash from interest                 63      182      292       388       833
 Cash paid for interest             (5)       -      (16)       -        (31)
 Cash paid for supplies and
   employee services            (3,183) (12,368)  (7,902)  (18,554)  (30,107)
 Cash paid for taxes                -        -      (100)       -       (200)
                               -------  -------   ------   -------   -------
  Net Cash (Used) by Operating
    Activities                  (3,083) (11,357)  (7,541)  (17,337)  (29,666)
                               -------  -------   ------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of equipment       (1,953)  (4,412)  (1,953)   (9,668)  (11,263)
                               -------  -------   ------   -------   -------
  Net cash (Used) provided by
    Investing Activities        (1,953)  (4,412)  (1,953)   (9,668)  (11,263)
                               -------  -------   ------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock               -        -        -     54,725    62,725
 Direct offering costs              -        -        -     (8,714)  (14,533)
 Contributed capital                -        -        -         -         20
                               -------  -------   ------   -------   -------
   Net Cash Provided (Used) By
     Financing Activities           -        -        -     46,011    48,212
                               -------  -------   ------   -------   -------
NET INCREASE (DECREASE) IN CASH (5,036) (15,769)  (9,494)   19,006     7,283

CASH - BEGINNING OF PERIOD      12,319   35,811   16,777     1,036        -
                               -------  -------   ------   -------   -------
CASH - END OF PERIOD          $  7,283 $ 20,042  $ 7,283  $ 20,042  $  7,283
                               =======  =======   ======   =======   =======
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)             $(3,560) $(10,443) $(8,846) $(16,755) $(30,918)
                               ------   -------   ------   -------   -------
Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities
  Amortization of organization
    costs                          50        50      150       150       552
  Depreciation                    563       371    1,493       721     2,423
  Loss on equipment return          -         -        -       283         -
  Deferred taxes                    -         -        -         -        86
  Change in assets and liabilities
    Organization costs              -         -        -         -    (1,000)
    Inventory                      12    (2,431)      71    (2,833)   (1,042)
    Accounts payable             (148)    1,081     (409)    1,082       133
    Franchise taxes payable         -        15        -        15       100
                               ------   -------   ------   -------   -------
      Total Adjustments           477      (914)   1,305      (582)    1,252
                               ------   -------   ------   -------   -------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES        $(3,083) $(11,357) $(7,541) $(17,337) $(29,666)
                               ======   =======   ======   =======   =======

                  See notes to Condensed Financial Statements

                   KAYENTA KREATIONS, INC
               (A Development Stage Company)

          NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 1998 and 1997 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1997 audited financial statements. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

                              Kayenta Kreations, Inc.



Date:   November 13, 1998     by: /s/Michelle Barlow
                                   Michelle Barlow, Chairman