Form 10KSB
period 1998-12-31
KAYENTA KREATIONS INC
filed 1999-04-02
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
 For the fiscal year ended December 31, 1998   Commission File No. 333-4066

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

The Issuer's revenues for its most recent fiscal year.     $      282

As of March 31, 1999, the aggregate market value of voting stock held by non-affiliates was approximately $109,450. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at March 31, 1999: 1,018,900

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

     Management intends to pursue marketing efforts in at least two different areas. Presently, the Company intends to place its emphasis on advertising on the Internet, using various search engines and links to arts and crafts home pages. Management also intends to attend small, local fairs and other events of this nature where booths are offered to potential vendors for a nominal fee. Management of the Company will contact the organizers of such special events to obtain booth space or otherwise acquire rights of distribution during such events, and intends to market the products on a retail basis to the participants and others attending such events.

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

     (B)  HOLDERS.

     As of March 30, 1999, there were approximately 23 record holders of the Company's Common Stock.

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

                              Term Served   Positions
Name of Director         Age  As           With Company
                              Director/Officer
Michelle Barlow          35                President &
                              Since        Secretary/Treasurer
                              inception



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

                     Title of  Amount and Natureof BeneficialPercent
Name and Address      Class    Ownership        of Class

Michelle Barlow       Common     250,000 shares 25%
1020 Belmont Ave.
Salt Lake City, UT
84105
                      Common     275,000 shares 27%
Eslie Barlow
1354 S. 1000 W.
Salt Lake City, UT
84104                 Common     275,000        27%
                               shares
Lynn Dixon
311 S. State, #460
Salt Lake City, UT    Common                    25%
84111                            250,000 shares

All officers and
directors as a
group (1
person)

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1998.

                              SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KAYENTA KREATIONS, INC.



By:     /s/ Michelle Barlow                        Date: March 31, 1999
     Michelle Barlow, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Michelle Barlow                        Date: March 31, 1999
     Michelle Barlow, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                      KAYENTA KREATIONS, INC.
                   (A Development  Stage Company)

                        FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                WITH

                   INDEPENDENT  AUDITOR'S REPORT

                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)


                              CONTENTS


                                                                PAGE

  Independent Auditor's Report                                    1

  Balance Sheets, December 31, 1998 and 1997                      2

  Statements of Operations, for the years ended
       December 31, 1998 and 1997                                 3

  Statement of Stockholders' Equity, for the years
       ended December 31, 1998 and 1997                           4

  Statements of Cash Flows, for the year ended
       December 31, 1998 and 1997                                 5

  Notes to Financial Statements                                  6-7

  Independent Auditor's Report

  Board of Director
  KAYENTA KREATIONS,  INC.
  Salt Lake City, Utah

  I have audited the accompanying balance sheets of Kayenta Kreations, Inc. (a development stage company) as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception (December 26, 1995) to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kayenta Kreations, Inc. (a development stage company) as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended and from inception (December 26, 1995) to December 31, 1998, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company is in the development stage and has incurred a net loss of $10,755 for 1998 and has incurred net losses since inception. At December 31, 1998, the Company has $5,052 of cash available to pay operating expenses. These factors, and the others discussed in Note 5 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continued in existence.


                                                   David T. Thomson, P.C.



  Salt Lake City, Utah
  March 17, 1999

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS

                                    ASSETS
                                                    December 31, December 31,
                                                           1998    1997
CURRENT ASSETS
  Cash in bank                                            $5,052 $16,777
  Inventory                                                1,015   1,113
                                                        ________________

    Total Current Assets                                   6,067  17,890
                                                        ________________
EQUIPMENT AND DISPLAYS
  Office equipment                                         8,914   5,379
  Displays                                                 3,931   3,931
                                                        ________________

                                                          12,845   9,310
  Less depreciation                                       (3,146)   (930)
                                                        ________________

                                                           9,699   8,380
                                                        ________________
OTHER ASSETS
  Organization costs, less amortization of $602 and $402     398     598
                                                        ________________

    Total Other Assets                                       398     598
                                                        ________________

TOTAL ASSETS                                             $16,164 $26,868
                                                        ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                     $579    $542
  State franchise tax payable                                200     100
                                                        ________________

    Total current Liabilities                                779     642
                                                        ________________
NONCURRENT LIABILITIES
  Deferred taxes payable                                       0      86
                                                        ________________
STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                0       0
  Common stock; $.001 par value, 50,000,000 shares
   authorized, 1,018,900 and 1,018,900 shares issued       1,019   1,019
   and outstanding respectively
  Capital in excess of par value                          47,193  47,193
  Earnings (deficit) accumulated during the development  (32,827)(22,072)
   stage                                                ________________

    Total Stockholders' Equity                            15,385  26,140
                                                        ________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $16,164 $26,868
                                                        ================

The accompanying notes are an integral part of these financial statements.

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS

                                           For the    Cumulative
                                         Year Ended   During the
                                         December 31, Development
                                         1998    1997    Stage

SALES
  Sales - net                            $282    $654     $936
  Less cost of Sales                     (154)   (358)    (512)
                                     _________________________

    Gross Margin                          128     296      424
                                     _________________________

SELLING, GENERAL AND ADMINISTRATIVE
  Accounting and legal                  3,790   2,895    6,685
  Amortization                            200     200      602
  Travel                                  184   1,873    2,057
  Wages                                   661   2,017    2,678
  Marketing                               758   5,307    6,065
  Equipment rental                          0   2,171    2,171
  Administrative                        1,332   1,865    3,369
  Office supplies                       1,138   3,091    4,229
  Utilities                                 0     743      743
  Meals and entertainment                  96     721      817
  Depreciation                          2,216     930    3,146
  Taxes                                   100     200      300
  Equipment repairs                       555     283      838
  Miscellaneous                           245     137      382
                                     _________________________

    Total Selling, General and         11,275  22,433   34,082
      Administrative                 _________________________

NET INCOME FROM OPERATIONS            (11,147)(22,137) (33,658)

OTHER INCOME (EXPENSE)
  Interest income                         321     534      862
  Interest expense                        (16)    (15)     (31)
                                     _________________________

NET INCOME BEFORE TAXES               (10,842)(21,618) (32,827)

INCOME TAX (PROVISION) BENEFIT             87     (87)       0
                                     _________________________

NET INCOME (LOSS)                   $(10,755)$(21,705)$(32,827)
                                     ================ ========
EARNINGS (LOSS) PER SHARE           $  (0.01)$  (0.02)$  (0.04)
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

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                                                   Earnings
                                                                    (Loss)
                                                                  Accumulated
                                                       Capital in During the
                                          Common Stock  Excess of Development
                                          Shares Amount Par Value    Stage

BALANCE, December 26, 1995 (Inception)         0    $0      $0        $0

Shares issued to initial stockholders for
  cash December 26,1995 at $.01 per share 500,000   500  4,500         0

Net income (loss) from December 21, 1995
  (inception) to December 31, 1995              0     0       0       (2)
                                          ______________________________

BALANCE, December 31, 1995                500,000   500  4,500       (2)

Additional shares issued to initial
  stockholders for cash March 6,
   1996 at $.01 per share                 300,000   300  2,700         0

Capital contributed by officer and              0     0     20         0
  shareholder

Net income (loss) for the year ended
  December 31, 1996                             0     0      0     (365)
                                          ______________________________

BALANCE, December  31, 1996               800,000   800  7,220     (367)

Shares issued persuant to a sale of
  common to the public for cash
  February 1997 at $.25 per share         218,900   219 54,506         0

Direct costs of offering                        0     0 (14,533)       0

Net income (Loss) for the year ended
  December 31, 1997                             0     0       0  (21,705)
                                          ______________________________

BALANCE, December  31, 1997              1,018,900 1,019 47,193 (22,072)
                                         ==============================
Net income (Loss) for the year ended
  December 31, 1998                              0     0      0 (10,755)

BALANCE, December 31, 1998               1,018,900$1,019$47,193$(32,827)
                                         ========= ===== ====== ========


The accompanying notes are an integral part of these financial statements.

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                                   For the      Cumulative
                                                  Year Ended    During the
                                                  December 31,  Development
                                                 1998     1997    Stage
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales                                $282     $654     $936
  Cash paid for organization costs                  0        0   (1,000)
  Cash from interest                              321      534      862
  Cash paid for interest                          (16)     (15)     (31)
  Cash paid for supplies and employee services (8,777) (22,033) (30,982)
  Cash paid for taxes                               0    (100)    (100)
                                             ________ ________ ________

    Net Cash (Used) by Operating Activities    (8,190) (20,960) (30,315)
                                             ________ ________ ________
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                     (3,535)  (9,310) (12,845)
                                             ________ ________ ________

    Net cash (Used) by Investing Activities    (3,535)  (9,310) (12,845)
                                             ________ ________ ________
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                              0   54,725   62,725
  Direct offering costs                             0   (8,714) (14,533)
  Contributed capital                               0        0       20
                                             ________ ________ ________

    Net Cash Provided (Used) By Financing           0   46,011   48,212
      Activities                             ________ ________ ________

NET INCREASE (DECREASE) IN CASH               (11,725)  15,741    5,052

CASH - BEGINNING OF PERIOD                     16,777    1,036        0
                                             ________ ________ ________

CASH - END OF PERIOD                           $5,052  $16,777   $5,052
                                             ======== ======== ========
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                            $(10,755)$(21,705)$(32,827)
                                             ________ ________ ________
Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities
    Amortization of organization costs            200      200      602
    Depreciation                                2,216      930    3,146
    Deferred taxes                                (86)      86        0
    Change in assets and liabilities
      Organization costs                            0        0   (1,000)
      Inventory                                    98   (1,113)  (1,015)
      Accounts payable                             37      542      579
      Franchise taxes payable                     100      100      200
                                             ________ ________ ________

        Total Adjustments                       2,565      745    2,512
                                             ________ ________ ________

NET CASH PROVIDED(USED) BY OPERATINGACTIVITIES$(8,190)$(20,960)$(30,315)
                                             ======== ======== ========

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

       Income Taxes - Due to losses at December 31, 1998 and 1997 no provision for income taxes has been made. There is deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.

       Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1998 and 1997 the Company did not have non-cash investing and financing activities.

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

       The Company is using the home of its President as its office on a rent free basis. As of December 31, 1998 and 1997 no compensation has been paid or accrued to any officers or directors of the Corporation.

  NOTE   4  -  INCOME TAXES

       The income tax provision consists of the following:

    Current income taxes payable   $      -
    Deferred tax benefit                 87

                                   $     87

       The income tax provision differs from the expense that would result from applying federal statutory tax rates to income before income taxes because certain entertainment and business meal expenses are not deductible for tax purposes.

       At December 31, 1998 and 1997 the Company had net federal operating losses (NOL) of $33,759 and $22,203 respectively which can be carried forward to offset operating income. The NOL will expire as shown below. Valuation allowances of $5,064 and $3,330 respectively, have been established for deferred tax assets associated with the above NOL's. The change in the NOL allowances for 1998 and 1997 was $1,734 and $3,275. The net operating losses expire as follows:

                Year of
               Expiration         Amount
                    2010          $     2
                    2011          $   365
                    2012          $21,836
                    2018          $11,556

  NOTE   5  -  GOING CONCERN


       The company has experienced losses of $10,755 and $21,705 in 1998 and 1997 and has experienced losses from its inception. The Company has limited operating capital and no income producing assets and again sustained losses during its development stage. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and curtail operations and activities to keep it in existence until its Web page is in existence and available for sales and marketing of its product through the 1999 holidays. Management believes it has resources currently available to proceed with this plan.