Form 10QSB
period 1999-03-31
KAYENTA KREATIONS INC
filed 1999-05-19
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                             FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 1999

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at March
31, 1999:  1,018,900

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                                  March 31, December 31,
                                                      1999     1998
                                                 (Unaudited)

CURRENT ASSETS
  Cash in bank                                        $2,487    $5,052
  Inventory                                              934     1,015
                                                    ________ _________

    Total Current Assets                               3,421     6,067
                                                    ________ _________

EQUIPMENT
  Office equipment and displays, less depreciation     9,058     9,699
    of $3,788 and $3,146                            ________ _________

OTHER ASSETS
  Organization costs, net amortization of $652           348       398
    and $602                                        ________ _________

    Total Other Assets                                   348       398
                                                    ________ _________

TOTAL ASSETS                                         $12,827   $16,164
                                                    ======== =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities              $227      $579
  State franchise tax payable                            100       200
                                                    ________ _________

    Total Current Liabilities                            327       779
                                                    ________ _________

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding           0         0
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 1,018,900 and 1,018,900 shares         1,019     1,019
    issued and outstanding respectively
  Capital in excess of par value                      47,193    47,193
  Earnings (deficit) accumulated during the          (35,712)  (32,827)
    development stage                               ________ _________

    Total Stockholders' Equity                        12,500    15,385
                                                    ________ _________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $12,827   $16,164
                                                    ======== =========

                  See notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               For the Three  Cumulative
                                               Months Ended   During the
                                                 March 31,   Development
                                                1999    1998     Stage

SALES
  Sales - net                                    $183     $70    $1,119
  Less cost of Sales                              (81)    (23)     (593)
                                             __________________________

    Gross Margin                                  102      47       526
                                             __________________________

SELLING, GENERAL AND ADMINISTRATIVE
  Accounting and legal                          1,150       0     7,835
  Amortization                                     50      50       652
  Travel                                            0     108     2,057
  Wages                                             0      90     2,678
  Marketing                                       300      50     6,365
  Equipment rental                                 75       0     2,246
  Administrative                                  575     259     3,944
  Office supplies                                  42     337     4,271
  Utilities                                         0      42       743
  Meals and entertainment                           0       0       817
  Depreciation                                    642     465     3,788
  Taxes                                             0       0       300
  Equipment repairs                               175     674     1,013
  Miscellaneous                                     0       0       382
                                             __________________________

    Total Selling, General and Administration   3,009   2,075    37,091
                                             __________________________

NET INCOME FROM OPERATIONS                     (2,907) (2,028)  (36,565)

OTHER INCOME (EXPENSE)
  Interest income                                  24     123       886
  Interest expense                                 (2)     (5)      (33)
                                             __________________________

NET INCOME BEFORE TAXES                        (2,885) (1,910)  (35,712)

PROVISIONS FOR INCOME TAXES                         0       0         0
                                             __________________________

NET INCOME (LOSS)                             $(2,885)$(1,910) $(35,712)
                                             ================ =========

EARNINGS (LOSS) PER SHARE                       $0.00   $0.00     $0.04
                                             ================ =========

                  See notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                 For the Three  Cumulative
                                                 Months Ended   During the
                                                   March 31,   Development
                                                 1999     1998    Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales                                $183      $70   $1,119
  Cash paid for organization costs                  0        0   (1,000)
  Cash from interest                               24      123      886
  Cash paid for interest                           (2)      (5)     (33)
  Cash paid for supplies and employee services (2,670)  (1,750) (33,652)
  Cash paid for taxes                            (100)    (100)    (200)
                                             ________ ________ ________

    Net Cash (Used) by Operating Activities    (2,565)  (1,662) (32,880)
                                             ________ ________ ________
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                          0        0  (12,845)
                                             ________ ________ ________

    Net cash (Used) by Investing Activities         0        0  (12,845)
                                             ________ ________ ________
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                              0        0   62,725
  Direct offering costs                             0        0  (14,533)
  Contributed capital                               0        0       20
                                             ________ ________ ________

    Net Cash Provided (Used) By Financing           0        0   48,212
    Activities                               ________ ________ ________

NET INCREASE (DECREASE) IN CASH                (2,565)  (1,662)   2,487

CASH - BEGINNING OF PERIOD                      5,052   16,777        0
                                             ________ ________ ________

CASH - END OF PERIOD                           $2,487  $15,115   $2,487
                                             ======== ======== ========
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                             $(2,885) $(1,910)$(35,712)
                                             ________ ________ ________
Adjustments to reconcile net income(loss) to
  net cash provided(used) by operating
  activities
    Amortization of organization costs             50       50      652
    Depreciation                                  641      465    3,787
    Change in assets and liabilities
      Organization costs                            0        0   (1,000)
      Inventory                                    81       23     (934)
      Accounts payable                           (352)    (290)     227
      Franchise taxes payable                    (100)       0      100
                                             ________ ________ ________

        Total Adjustments                         320      248    2,832
                                             ________ ________ ________

NET CASH PROVIDED(USED) BY OPERATINGACTIVITIES$(2,565) $(1,662)$(32,880)
                                             ======== ======== ========

                  See notes to Condensed Financial Statements

                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

                              Kayenta Kreations, Inc.



Date:   May 19, 1999          by:  /s/ Michelle Barlow
                                   Michelle Barlow, Chairman