Form 10QSB
period 1999-06-30
KAYENTA KREATIONS INC
filed 1999-09-03
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                             FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 1999

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


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90
days.     YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at June
30, 1999:  1,018,900


                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                                    June 30, December 31,
                                                      1999     1998
                                                  (Unaudited)

CURRENT ASSETS
  Cash in bank                                          $998   $5,052
  Inventory                                              934    1,015
                                                    ________ ________

    Total Current Assets                               1,932    6,067
                                                    ________ ________

EQUIPMENT
  Office equipment and displays, less depreciation     8,416    9,699
    of $4,430 and $3,146                            ________ ________

OTHER ASSETS
  Organization costs, net amortization of $702           298      398
    and $602                                        ________ ________

    Total Other Assets                                   298      398
                                                    ________ ________

TOTAL ASSETS                                         $10,646  $16,164
                                                    ======== ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities              $283     $579
  State franchise tax payable                              0      200
                                                    ________ ________

    Total Current Liabilities                            283      779
                                                    ________ ________

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding           0        0
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 1,018,900 and 1,018,900 shares         1,019    1,019
    issued and outstanding respectively
  Capital in excess of par value                      47,193   47,193
  Earnings (deficit) accumulated during the          (37,849) (32,827)
    development stage                               ________ ________

    Total Stockholders' Equity                        10,363   15,385
                                                    ________ ________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $10,646  $16,164
                                                    ======== ========

                  See notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the Three For the Six   Cumulative
                                   Months Ended  Months Ended  During the
                                      June 30,      June 30,   Development
                                    1999   1998   1999   1998   Stage

SALES
  Sales - net                          $0    $73   $183   $143   $1,119
  Less cost of Sales                    0    (36)   (81)   (59)     593
                                   ____________________________________

    Gross Margin                        0     37    102     84      526
                                   ____________________________________

SELLING, GENERAL AND ADMINISTRATIVE
  Accounting and legal                300  2,405  1,450  2,405    8,135
  Amortization                         50     50    100    100      702
  Travel                                0      0      0    108    2,057
  Wages                                 0      0      0     90    2,678
  Marketing                            40    181    340    231    6,405
  Equipment rental                      0      0     75      0    2,246
  Administrative                      372      0    947    259    4,316
  Office expense                      633    412    675    749    4,904
  Utilities                             0      0      0     42      743
  Meals and entertainment               0      0      0      0      817
  Depreciation                        642    465  1,284    930    4,430
  Taxes                                 0      0      0      0      300
  Equipment repairs                   100      0    275    674    1,113
  Miscellaneous                         0      0      0      0      382
                                   ____________________________________

    Total Selling, General and      2,137  3,513  5,146  5,588   39,228
      Administration               ____________________________________

NET INCOME FROM OPERATIONS         (2,137)(3,476)(5,044)(5,504) (38,702)

OTHER INCOME (EXPENSE)
  Interest income                       7    106     31    229      893
  Interest expense                     (7)    (6)    (9)   (11)     (40)
                                   ____________________________________

NET INCOME BEFORE TAXES            (2,137)(3,376)(5,022)(5,286) (37,849)

PROVISIONS FOR INCOME TAXES             0      0      0      0        0
                                   ____________________________________

NET INCOME (LOSS)              $(2,137)$(3,376)$(5,022)$(5,286)$(37,849)
                                 =============   ============= ========

EARNINGS (LOSS) PER SHARE        $0.00   $0.00   $0.01   $0.01    $0.04
                                 =============   ============= ========

                  See notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                     For the ThreeFor the Six  Cumulative
                                     Months Ended Months Ended During the
                                     June 30,     June 30,     Development
                                      1999  1998   1999   1998   Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales                        $0   $73   $183   $143    $1,119
  Cash paid for organization costs        0     0      0      0   (1,000)
  Cash from interest                      7   106     31    229       893
  Cash paid for interest                 (7)   (6)    (9)   (11)      (40)
  Cash paid for supplies and         (1,489)(2,969)(4,159)(4,719) (35,141)
   employee services
  Cash paid for taxes                     0     0   (100)  (100)     (200)
                                     ____________ _______________________

    Net Cash (Used) by Operating     (1,489)(2,796)(4,054)(4,458) (34,369)
    Activities                       ____________ _______________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                0     0      0      0   (12,845)
                                     ____________ _______________________

    Net cash (Used) provided by           0     0      0      0   (12,845)
    Investing Activities             ____________ _______________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                    0     0      0      0    62,725
  Direct offering costs                   0     0      0      0   (14,533)
  Contributed capital                     0     0      0      0        20
                                     ____________ _______________________

    Net Cash Provided (Used) By           0     0      0      0    48,212
    Financing Activities             ____________ _______________________

NET INCREASE (DECREASE) IN CASH      (1,489)(2,796)(4,054)(4,458)     998

CASH - BEGINNING OF PERIOD            2,487 15,115  5,052 16,777        0
                                     ____________ _______________________

CASH - END OF PERIOD                   $998$12,319  $998 $12,319     $998
                                     ============ =======================

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES

NET INCOME (LOSS)                $(2,137)$(3,376)$(5,022)$(5,286)$(37,849)
                                     ____________ _______________________

Adjustments to reconcile net income
 (loss) to net cash provided (used)
  by operating activities
   Amortization of organization costs    50    50    100    100       702
   Depreciation                         643   465  1,284    930     4,430
   Change in assets and liabilities
     Organization costs                   0     0      0      0    (1,000)
     Inventory                            0    36     81     59      (934)
     Accounts payable                    55    29   (297)  (261)      282
     Franchise taxes payable           (100)    0   (200)     0         0
                                     ____________ _______________________

       Total Adjustments                648   580    968    828     3,480
                                     ____________ _______________________

NET CASH PROVIDED (USED) BY      $(1,489)$(2,796)$(4,054)$(4,458)$(34,369)
  OPERATING ACTIVITIES               ============ =======================


                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

     The Company used offering proceeds to purchase equipment and make other capital expenditures for assets used in the business, including a computer system, digitized scanner software program, fax machine, laser printer, color printer and photocopy machine. The balance of the proceeds is being used to provide working capital for operation of the Company's business. Management's plan of operation for the next twelve months is to continue using net proceeds from the offering to produce an inventory of products, and attempt to market such products, primarily via an existing internet website and secondarily with customized, specialty books for specific clients.

     There is absolutely no assurance that the Company will be able to achieve profitable operations. At this time, no assurance can be given with respect to the length of time that it will be necessary to fund operations from proceeds of the offering. If the marketing of the initial printing of books is successful, management intends for the foreseeable future to reinvest the revenues derived therefrom for additional printings and editions of the coloring art books, and for development and marketing costs relating to a line of colored pencils which the Company also intends to eventually market.

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



                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None.

     (b)  None.

     (c)  See Part I, Item 1 (financial statements) and Item 2
          (management's discussion) for financial information and a discussion regarding use of proceeds.

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

                              Kayenta Kreations, Inc.



Date:   August 31, 1999       by:   /s/ Michelle Barlow
                                   Michelle Barlow, Chairman