Form 10QSB
period 1999-09-30
KAYENTA KREATIONS INC
filed 1999-11-12
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 1999

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

The number of $.001 par value common shares outstanding at September 30, 1999:
1,018,900

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                                  September 30, December 31,
                                                         1999     1998
                                                    (Unaudited)

CURRENT ASSETS
  Cash in bank                                             $641   $5,052
  Accounts receivable                                       800        0
  Inventory                                                 934    1,015
                                                       ________ ________

    Total Current Assets                                  2,375    6,067
                                                       ________ ________

EQUIPMENT
  Office equipment and displays, less depreciation of     7,774    9,699
    $5,072 and $3,146                                  ________ ________

OTHER ASSETS
  Organization costs, net amortization of $752              248      398
    and $602                                           ________ ________

    Total Other Assets                                      248      398
                                                       ________ ________

TOTAL ASSETS                                            $10,397  $16,164
                                                       ======== ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         $814     $579
  Short-term loans payable                                2,300        0
  State franchise tax payable                                 0      200
                                                       ________ ________

    Total Current Liabilities                             3,114      779
                                                       ________ ________

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding              0        0
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 1,018,900 and 1,018,900 shares issued     1,019    1,019
    and outstanding respectively
  Capital in excess of par value                         47,193   47,193
  Earnings (deficit) accumulated during the development (40,929) (32,827)
    stage                                              ________ ________

    Total Stockholders' Equity                            7,283   15,385
                                                       ________ ________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $10,397  $16,164
                                                       ======== ========

               See notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   For the Three For the Nine  Cumulative
                                   Months Ended  Months Ended  During the
                                   September 30, September 30, Development
                                      1999  1998  1999   1998   Stage

SALES
  Sales - net                         $753   $42  $935   $185   $1,872
  Less cost of Sales                  (364)  (13) (445)   (72)    (957)
                                  ____________________________________

    Gross Margin                       389    29   490    113      915
                                  ____________________________________

SELLING, GENERAL AND ADMINISTRATIVE
  Accounting and legal             1,150    655  2,600  3,060    9,285
  Amortization                        50     50    150    150      752
  Contract labor                     185      0    185      0      185
  Travel                               0      0      0    108    2,057
  Wages                                0    126      0    216    2,678
  Marketing                          125    221    465    452    6,530
  Equipment rental                     0      0     75      0    2,246
  Administrative                     976      0  1,923    259    5,292
  Office expense                     338    577  1,013  1,326    5,242
  Utilities                            0      0      0     42      743
  Meals and entertainment              0     85      0     85      817
  Depreciation                       642    563  1,926  1,493    5,072
  Taxes                                0      0      0      0      300
  Equipment repairs                    0  1,370    275  2,044    1,113
  Miscellaneous                        0      0      0      0      383
                                  ____________________________________

    Total Selling, General and     3,466  3,647  8,612  9,235   42,695
      Administration              ____________________________________

NET INCOME FROM OPERATIONS        (3,077)(3,618)(8,122)(9,122) (41,780)

OTHER INCOME (EXPENSE)
     Interest income                   5     63     36    292      898
     Interest expense                 (7)    (5)   (16)   (16)     (47)
                                  ____________________________________

NET INCOME BEFORE TAXES           (3,079)(3,560)(8,102)(8,846) (40,929)

PROVISIONS FOR INCOME TAXES            0      0      0      0        0
                                  ____________________________________

NET INCOME (LOSS)               $(3,079)$(3,560)$(8,102)$(8,846)$(40,929)
                                  ============= ============= ========

EARNINGS (LOSS) PER SHARE          $0.00  $0.00  $0.01  $0.01    $0.04
                                  ============= ============= ========

                  See notes to Condensed Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                          For the ThreeFor the Nine Cumulative
                                          Months Ended Months Ended During the
                                          September 30,September 30,Development
                                            1999  1998   1999   1998   Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales                           $753   $42   $936   $185   $1,872
  Cash paid for organization costs             0     0      0      0   (1,000)
  Cash from interest                           5    63     36    292      898
  Cash paid for interest                      (7)   (5)   (16)   (16)     (47)
  Cash paid for taxes                          0     0   (100)  (100)    (200)
  Cash paid for supplies and              (3,408)(3,183)(7,567)(7,902)(38,549)
    employee services                    ____________ _______________________

    Net Cash (Used) by Operating          (2,657)(3,083)(6,711)(7,541)(37,026)
      Activities                         ____________ _______________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                     0 (1,953)     0 (1,953)(12,845)
                                         ____________ _______________________

    Net cash (Used) provided by Investing      0 (1,953)     0 (1,953)(12,845)
      Activities                         ____________ _______________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                         0      0      0      0  62,725
  Direct offering costs                        0      0      0      0 (14,533)
  Short-term loans payable                 2,300      0  2,300      0   2,300
  Contributed capital                          0      0      0      0      20
                                         ____________ _______________________

    Net Cash Provided (Used) By            2,300      0  2,300      0  50,512
      Financing Activities               ____________ _______________________

NET INCREASE (DECREASE) IN CASH             (357)(5,036)(4,411)(9,494)    641

CASH - BEGINNING OF PERIOD                   998 12,319  5,052 16,777       0
                                         ____________ _______________________

CASH - END OF PERIOD                        $641 $7,283   $641 $7,283    $641
                                         ============ =======================

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                    $(3,079)$(3,560)$(8,102)$(8,846)$(40,929)
                                         ____________ _______________________

Adjustments to reconcile net income
 (loss) to net cash provided (used)
  by operating activities
    Amortization of organization costs       50    50    150    150       752
    Depreciation                            642   563  1,926  1,493     5,072
    Change in assets and liabilities
      Organization costs                      0     0      0      0    (1,000)
      Accounts receivable                  (800)    0   (800)     0      (800)
      Inventory                               0    12     81     71      (934)
      Accounts payable                      530  (148)   234   (409)      813
      Franchise taxes payable                 0     0   (200)     0         0
                                         ____________ _______________________

        Total Adjustments                   422   477  1,391  1,305     3,903
                                         ____________ _______________________

NET CASH PROVIDED (USED) BY          $(2,657)$(3,083)$(6,711)$(7,541)$(37,026)
  OPERATING ACTIVITIES                   ============ =======================

                  See notes to Condensed Financial Statements

                       KAYENTA KREATIONS, INC
                   (A Development Stage Company)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Kayenta Kreations, Inc.



Date:  November 10, 1999      by:   /s/ Michelle Barlow
                                   Michelle Barlow, Chairman