Form 10KSB
period 1999-12-31
KAYENTA KREATIONS INC
filed 2000-03-30
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the fiscal year ended December 31, 1999    Commission File No. 333-4066

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. (Not applicable)                  [   ]

The Issuer's revenues for its most recent fiscal year.   $   1,501

As of March 29, 2000, the aggregate market value of voting stock held by non-affiliates was approximately $1,400,000. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at March 29, 2000: 1,018,900

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     Kayenta Kreations, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 26, 1995. In connection with the organization of the Company, the President and founders of the Company contributed $8,000 cash to initially capitalize the Company in exchange for 800,000 shares of Common Stock. The Company then registered a public offering of its securities to raise funds from such offering with which to commence business operations. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-4066, which became effective October 21, 1996. Pursuant thereto the Company sold 218,900 shares of its common stock to the public at $.25 per share and raised gross proceeds of $54,725. The offering was completed in February, 1997. The Company then used the net proceeds from this offering to provide the working capital necessary to commence business operations. However, the Company has not yet generated any significant revenues from operations and is still considered a development stage company.

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

     Kayenta offers several type of books. First are the "Edition Books" which are single sided on 60 lb paper (this is a heavier nicer paper). These edition books come in three versions: Pow Wow, Safari and Southwest. These edition books are also available in "Mini Editions". These books can also be accompanied with pencils for an additional cost. There are 24 images in these books. Next there is a beginners book with has 30 images on 20 pound paper and is double sided. This book is cheaper than the "editions" due to the paper quality. We also make "Custom Coloring Books" typically made of newspaper print paper and are the size of the mini editions. These books are given away by the business. We modify the front and back of the book to reflect the name of the organization that is purchasing/using the books, however our images are still used inside the book.

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

MARKETING, DISTRIBUTION AND ADVERTISING STRATEGIES

     Management of the Company believes that with the dramatic increases seen in recent years in the numbers of tourists and other visitors coming to national and state parks and other tourist attractions in the Southwestern U.S., particularly in the area of the Colorado Plateau, increased opportunities are presented to market as souvenirs, a variety of products which feature the distinctive places and events which attract people to these destinations and/or have themes associated with such destinations. In addition to the usual products marketed as souvenirs, management believes that a potential market exists for a specialty children's coloring art book which depicts items, places and events in or associated with the Southwestern U.S. However, the Company has not conducted any formal marketing surveys and there is no assurance of any market interest or demand for such a product.

     Management intends to pursue marketing efforts in different areas. Presently, the Company has sold its coloring books to businesses such as a car dealership, to be given away by the business for promotional use, to keep children occupied and entertained while parents attend to business. The Company intends to place its emphasis on advertising on the Internet, using various search engines and links to arts and crafts home pages. Management also intends to attend small, local fairs and other events of this nature where booths are offered to potential vendors for a nominal fee. Management of the Company will contact the organizers of such special events to obtain booth space or otherwise acquire rights of distribution during such events, and intends to market the products on a retail basis to the participants and others attending such events.

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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Company's public offering was not closed until late February, 1997 and the Common Stock of the Company was not eligible for trading in the over-the-counter market until after that time. There were not any published quotations for the securities of the Company until the 2nd quarter of 1997, and the only quoted bid price was $.50 from that time to the end of 1999.

     (B)  HOLDERS.

     As of March 29, 2000, there were approximately 24 record holders of the Company's Common Stock.

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

     The company has experienced losses of $10,933 and $10,755 in 1999 and 1998 and has experienced losses from its inception. The Company has limited operating capital and no income producing assets and again sustained losses during its development stage. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management believes their plans will provide the corporation with the ability to continue in existence. Management's plan of operation for the next twelve months is to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings. Its Web page is still available for sales and marketing of its product through the year. The Company believes sales from this site and from others who have committed to purchase its product will cover expenses which will be curtailed to the minimum amount possible. Management believes it has resources currently available to maintain the entity as a going concern.

     However, there is absolutely no assurance of this. If the marketing of the coloring art books is unsuccessful, investors will have lost their money and management will not attempt to pursue further marketing efforts with respect to such product, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the Company or what direction the Company will pursue, if any. However, the Company presently has no plans, commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

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

Michelle Barlow          37   Since inception  President &

                                               Secretary/Treasurer


     This individual serves as management of the Company. A brief description of her background and business experience is as follows:

     MICHELLE BARLOW serves as President, Secretary/Treasurer and Director of the Company. Ms. Barlow has completed two years of college course work majoring in accounting and business at the University of Utah and Salt Lake Community College, and is currently self employed as the small business owner of an accounting service. Ms. Barlow owned and operated Plants by Design, a business engaged in interior landscaping, from 1986 to 1989. From 1989 to 1995, she was employed at the University of Utah as an Administrative Assistant, where she was involved in various bookkeeping and accounting procedures, including payroll, general ledger, year end tax return preparation and submitting financial reports, as well as writing governmental proposals and securing grants and private funds for research. Ms. Barlow also has operating experience in various computer software programs for both Macintosh and IBM PC compatible systems. Because of her personal interests, she has traveled in and studied as a hobby the geology of the Colorado Plateau and also its plant and animal life, culture and traditions.

     Ms. Barlow holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934.

     (B)  IDENTIFY SIGNIFICANT EMPLOYEES.

     None other than the person previously identified.

     (C)  FAMILY RELATIONSHIPS.

     None

     (D)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     Except as described herein above, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

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

All officers and      Common     250,000 shares        25%
directors as a
group (1 person)

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1999.

                              SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KAYENTA KREATIONS, INC.



By:     /s/ Michelle Barlow                      Date: March 29, 2000
     Michelle Barlow, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Michelle Barlow                       Date: March 29, 2000
     Michelle Barlow, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                            KAYENTA KREATIONS, INC.
                        (A Development  Stage Company)

                             FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                     WITH

                         INDEPENDENT  AUDITOR'S REPORT

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)


                                   CONTENTS


                                                                          PAGE

Independent Auditor's Report                                                1

Balance Sheets, December 31, 1999 and 1998                                  2

Statements of Operations, for the years ended
     December 31, 1999 and 1998                                             3

Statement of Stockholders' Equity, from inception
     to December 31, 1999                                                   4

Statements of Cash Flows, for the years ended
     December 31, 1999 and 1998                                             5

Notes to Financial Statements                                              6-7

Independent Auditor's Report

Board of Director
KAYENTA KREATIONS,  INC.
Salt Lake City, Utah

I have audited the accompanying balance sheets of Kayenta Kreations, Inc. (a development stage company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception (December 26, 1995) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kayenta Kreations, Inc. (a development stage company) as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended and from inception (December 26, 1995) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company is in the development stage and has incurred a net loss of $10,861 for 1999 and has incurred net losses since inception. At December 31, 1999, the Company has a $123 cash overdraft. These factors, and the others discussed in Note 5 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continued in existence.

As discussed in Note 1 to the financial statements under organization costs, the Company in 1999 changed its method of accounting for the costs of organizing the Company.

                                    David T. Thomson, P.C.


Salt Lake City, Utah
March  9, 2000

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS

                                    ASSETS

                                                     December 31, December 31,
                                                           1999    1998

CURRENT ASSETS
  Cash in bank                                                $0  $5,052
  Accounts receivable                                         28       0
  Prepaid expenses                                           255       0
  Inventory                                                  965   1,015
                                                        ________________

    Total Current Assets                                   1,248   6,067
                                                        ________________

EQUIPMENT AND DISPLAYS
  Office equipment                                         8,806   8,914
  Displays                                                 3,931   3,931
                                                        ________________

                                                          12,737  12,845

  Less accumulated depreciation                           (5,589) (3,146)
                                                        ________________

                                                           7,148   9,699
                                                        ________________

OTHER ASSETS
  Organization costs, less amortization of $-0- and $602       0     398
                                                        ________________

    Total Other Assets                                         0     398
                                                        ________________

TOTAL ASSETS                                              $8,396 $16,164
                                                        ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                            $123      $0
  Accounts payable and accrued expenses                      349     579
  Stockholders' advances                                   3,300       0
  State franchise tax payable                                100     200
                                                        ________________

    Total current Liabilities                              3,872     779
                                                        ________________

DEFERRED TAXES PAYABLE                                       132       0
                                                        ________________

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding                           0       0

  Common stock; $.001 par value,
    50,000,000 shares authorized,
    1,018,900 and 1,018,900 shares                         1,019   1,019
    issued and outstanding respectively
  Capital in excess of par value                          47,193  47,193
  Earnings (deficit) accumulated during the              (43,820)(32,827)
    development stage                                   ________________

    Total Stockholders' Equity                             4,392  15,385
                                                        ________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $8,396 $16,164
                                                        ================

The accompanying notes are an integral part of these financial statements.

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS

                                                   For the      Cumulative
                                                  Year Ended    During the
                                                 December 31,  Development
                                                 1999    1998     Stage

SALES
  Sales - net                                  $1,501    $282     $2,437
  Less cost of Sales                             (722)   (154)    (1,234)
                                             ___________________________

    Gross Margin                                  779     128      1,203
                                             ___________________________

SELLING, GENERAL AND ADMINISTRATIVE
  Accounting and legal                          3,313   3,790      9,998
  Amortization                                      0     200        602
  General and administrative                    5,325   5,069     28,974
  Depreciation                                  2,615   2,216      5,761
                                             ___________________________

    Total Selling, General and Administration  11,253  11,275     45,335

                                             ___________________________

NET INCOME FROM OPERATIONS                    (10,474)(11,147)   (44,132)

OTHER INCOME (EXPENSE)
  Interest income                                  38     321        900
  Interest expense                                (27)    (16)       (58)
                                             ___________________________

NET INCOME (LOSS) BEFORE INCOME TAXES         (10,463)(10,842)   (43,290)

Income tax (provision) benefit                   (132)      87      (132)
                                             ___________________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                   (10,595)(10,755)   (43,422)

Cumulative effect of accounting change for
organization costs                               (398)       0      (398)
                                             ___________________________

NET INCOME (LOSS)                            $(10,993)$(10,755) $(43,820)
                                             ================ ==========

EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                               $0.01   $0.01      $0.04
                                             ================ ==========

CUMULATIVE EFFECT OF ACCOUNTING CHANGE          $0.00   $0.00      $0.00
                                             ================ ==========
EARNINGS (LOSS) PER SHARE                       $0.01   $0.01      $0.04
                                             ================ ==========

The accompanying notes are an integral part of these financial statements.

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                 Earnings(Loss)
                                                                  Accumulated
                                                       Capital in During the
                                          Common Stock  Excess of Development
                                          Shares Amount Par Value   Stage

BALANCE, December 26, 1995(Inception)          0     $0      $0         $0

Shares issued to initial stockholders
  for cash December 26, 1995
  at $.01 per share                      500,000    500   4,500          0

Net income (loss) from December 21, 1995
(inception) to December 31, 1995               0      0       0         (2)
                                        __________________________________

BALANCE, December 31, 1995               500,000    500   4,500         (2)

Additional shares issued to initial
  stockholders for cash March 6, 1996
   at $.01 per share                     300,000    300   2,700          0

Capital contributed by officer and shareholder 0      0      20          0


Net income (loss) for the year ended
  December 31, 1996                            0      0       0       (365)
                                        __________________________________

BALANCE, December  31, 1996              800,000    800   7,220       (367)

Shares issued persuant to a sale of
  common to the public for cash
  February 1997 at $.25 per share        218,900    219  54,506         0

Direct costs of offering                       0      0 (14,533)        0

Net income (Loss) for the year ended
     December 31, 1997                         0      0       0   (21,705)
                                       __________________________________

BALANCE, December  31, 1997            1,018,900  1,019  47,193   (22,072)
                                       ==================================

Net income (Loss) for the year ended
     December 31, 1998                         0      0       0   (10,755)
                                       __________________________________

BALANCE, December 31, 1998             1,018,900  1,019  47,193   (32,827)
                                       ==================================

Net income (Loss) for
the year ended December 31, 1999               0      0       0   (10,993)
                                       __________________________________

BALANCE, December 31, 1999             1,018,900 $1,019 $47,193  $(43,820)
                                       ==================================

The accompanying notes are an integral part of these financial statements.

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS

                                                   For the      Cumulative
                                                  Year Ended    During the
                                                  December 31, Development
                                                 1999     1998    Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales                               $1,501     $282   $2,437
  Cash paid for organization costs                   0        0   (1,000)
  Cash from interest                                38      321      900
  Cash paid for interest                           (27)     (16)     (58)
  Cash paid for supplies and employee services (10,095)  (8,777) (41,177)
                                               __________________________

    Net Cash (Used) by                          (8,583)  (8,190) (38,898)
    Operating Activities                       ________ ________ ________

CASH FLOWS FROM INVESTING ACTIVITIES
  Disposal (acquisition) of equipment - net         108  (3,535) (12,737)
                                               ________ ________ ________

    Net cash (Used) by                              108  (3,535) (12,737)
    Investing Activities                       ________ ________ ________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                0        0   62,725
  Direct offering costs                               0        0  (14,533)

  Contributed capital and stockholders'advances   3,300        0    3,320

                                               ________ ________ ________

    Net Cash Provided (Used) By                   3,300        0   51,512
    Financing Activities                       ________ ________ ________

NET INCREASE (DECREASE) IN CASH                  (5,175) (11,725)    (123)

CASH - BEGINNING OF PERIOD                        5,052   16,777        0
                                               ________ ________ ________

CASH - END OF PERIOD                              $(123)   $5,052   $(123)
                                               ======== ======== ========

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED(USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                              $(10,993)$(10,755)$(43,820)
                                               ________ ________ ________

Adjustments to reconcile net income(loss)to
  net cash provided(used)by operating activities
    Amortization of organization costs                0      200      602
    Cumulative effect of accounting change          398        0      398
    Depreciation                                  2,615    2,216    5,761
    Asset disposal                                 (172)       0     (172)
    Deferred taxes                                    0      (86)       0
    Change in assets and liabilities
      Organization costs                              0        0   (1,000)
      Accounts receivable                           (28)       0      (28)
      Prepaid expenses                             (255)       0     (255)
      Inventory                                      50       98     (965)
      Accounts payable                             (230)      37      349
      Franchise taxes payable                      (100)     100      100
      Deferred taxes payable                        132        0      132

                                               ________ ________ ________

        Total Adjustments                           2,410   2,565   4,922
                                               ________ ________ ________

NET CASH PROVIDED(USED)BY OPERATING ACTIVITIES  $(8,583)$(8,190) $(38,898)
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

Organization Costs - The Company was amortizing its organization costs, which reflected amounts expended to organize the Company, over sixty (60) months using the straight-line method. In 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. During 1999, the Company adopted the SOP and recognized a charge for the cumulative effect of accounting change of $398.

Income Taxes - Due to losses at December 31, 1999 and 1998 no provision for income taxes has been made. There are deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Those differences arise from the accelerating of organization costs for financial statement purposes and from the accelerating of depreciation for tax purposes.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998 the Company did not have non-cash investing and financing activities.

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

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS


NOTE   2  -  COMMON STOCK TRANSACTIONS

The Company was formed through the issuance of 800,000 shares of common stock for $8,000.

During February 1997, the Company completed an offering of stock to the public at a price of $.25 per share. The Company sold
218,900 shares for a total of $54,725. The direct costs of the offering were $14,533.

NOTE   3  -  RELATED PARTY TRANSACTIONS

The Company is using the home of its President as its office on a rent free basis. The rent is of nominal value. As of December
31, 1999 and 1998 no compensation has been paid or accrued to any officers or directors of the Corporation.

Certain stockholders of the Company have advanced funds on a short-term basis. The advances are interest free and unsecured.
The advances are to be repaid as soon as possible by the Company.
The total amount advanced at December 31, 1999 is $3,300.

NOTE   4  -  INCOME TAXES

The income tax provision consists of the following:

      Current income taxes payable        $    -
      Deferred tax liability                 132

                                          $  132

      The income tax provision differs from the expense that would result form applying federal statutory tax rates to income before income taxes because of accelerating organization costs for financial statement purposes and accelerating depreciation for tax purposes.

      At December 31, 1999 and 1998 the Company had net federal operating losses (NOL) of $44,108 and $22,203 respectively which can be carried forward to offset operating income. The NOL will expire as shown below. Valuation allowances of $6,616 and $5,064 respectively, have been established for deferred tax assets associated with the above NOL's. The change in the NOL allowances for 1999 and 1998 was $1,552 and $1,734. The net operating losses expire as follows:

             Year of
            Expiration              Amount
                 2010                     $     2
                 2011                     $   365
                 2012                     $21,836
                 2018                     $11,556
                 2019                     $10,349

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS


NOTE   5  -  GOING CONCERN


The company has experienced losses of $10,933 and $10,755 in 1999 and 1998 and has experienced losses from its inception. The Company has limited operating capital and no income producing assets and again sustained losses during its development stage. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings. Its Web page is still available for sales and marketing of its product through the year. The Company believes sales from this site and from others who have committed to purchase its product will cover expenses which will be curtailed to the minimum amount possible. Management believes it has resources currently available to maintain the entity as a going concern.

NOTE   6  -  ADVERTISING

The Company expenses advertising costs as they are incurred. The amounts paid for advertising for the years ended December 31, 1999 and 1998 was $585 and $150..