Form 10QSB
period 2000-03-31
KAYENTA KREATIONS INC
filed 2000-05-12
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                             FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2000

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at March
31, 2000:  1,018,900

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      KAYENTA KREATIONS, INC.
                   (A Development  Stage Company)

                        FINANCIAL STATEMENTS

                 THREE MONTHS ENDED MARCH 31, 2000
                            (UNAUDITED)

                                AND

                    YEAR ENDED DECEMBER 31, 1999

                                WITH

               INDEPENDENT ACCOUNTANT'S REVIEW REPORT

  INDEPENDENT ACCOUNTANT'S REVIEW REPORT

  Board of Directors and Shareholders
  KAYENTA KREATIONS,  INC.
  Salt Lake City, Utah

  I have reviewed the accompanying balance sheet of Kayenta Kreations, Inc. as March 31, 2000, and the related statements of operations, and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the management of Kayenta Kreations, Inc.

  I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consist principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

  Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

                                    David T. Thomson, P.C.


  Salt Lake City, Utah
  May 9, 2000

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                                       March 31,  December 31,
                                                          2000       1999
                                                      (Unaudited)

CURRENT ASSETS
  Cash in bank                                               $626          $0
  Accounts receivable                                          28          28
  Prepaid expenses                                              0         255
  Inventory                                                   682         965
                                                       __________ ___________

    Total Current Assets                                    1,336       1,248
                                                       __________ ___________

EQUIPMENT
  Office equipment and displays, less depreciation          6,494       7,148
    of $6,243 and $5,589                               __________ ___________

TOTAL ASSETS                                               $7,830      $8,396
                                                       ========== ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                               $0        $123
  Accounts payable and accrued liabilities                     92         349
  Stockholders' advances                                    4,300       3,300
  State franchise tax payable                                 100         100
                                                       __________ ___________

    Total Current Liabilities                               4,492       3,872
                                                       __________ ___________

DEFERRED TAXES PAYABLE                                        132         132
                                                       __________ ___________

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                0           0
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 1,018,900 and 1,018,900 shares issued       1,019       1,019
    and outstanding respectively
  Capital in excess of par value                           47,193      47,193
  Earnings (deficit) accumulated during the               (45,006)    (43,820)
    development stage                                  __________ ___________

    Total Stockholders' Equity                              3,206       4,392
                                                       __________ ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $7,830      $8,396
                                                       ========== ===========


                 See notes to Condensed Financial Statements.
                  See Independent Accountant's Review Report

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        For the Three For the Three Cumulative
                                        Months Ended  Months Ended  During the
                                         March  31,    March  31,  Development
                                            2000          1999        Stage

SALES
  Sales - net                                  $377      $183      $2,814
  Less cost of Sales                           (210)      (81)     (1,444)
                                        _________________________________

    Gross Margin                                167       102       1,370
                                        _________________________________

SELLING, GENERAL AND ADMINISTRATIVE
  Accounting and legal                            0     1,150       9,998
  Amortization                                    0        50         602
  General and administrative                    693     1,167      29,667
  Depreciation                                  654       642       6,415
                                        _________________________________

    Total Selling, General and                1,347     3,009      46,682
      Administration                    _________________________________

NET INCOME FROM OPERATIONS                   (1,180)   (2,907)    (45,312)

OTHER INCOME (EXPENSE)
  Interest income                                 0        24         900
  Interest expense                               (6)       (2)        (64)
                                        _________________________________

NET INCOME BEFORE TAXES                      (1,186)   (2,885)    (44,476)

Income tax (provision) benefit                    0         0        (132)
                                        _________________________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                  (1,186)   (2,885)    (44,608)

Cumulative effect of accounting change
for organization costs                            0         0        (398)
                                        _________________________________

NET INCOME (LOSS)                           $(1,186)  $(2,885)   $(45,006)
                                        ===================== ===========
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                             $0.00     $0.00       $0.04
                                        ===================== ===========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE        $0.00     $0.00       $0.00
                                        ===================== ===========
EARNINGS (LOSS) PER SHARE                     $0.00     $0.00       $0.04
                                        ===================== ===========


                 See notes to Condensed Financial Statements.
                  See Independent Accountant's Review Report

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                       For the Three For the Three Cumulative
                                       Months Ended  Months Ended  During the
                                         March  31,    March  31,  Development
                                            2000          1999        Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales                               $377       $183      $2,814
  Cash paid for organization costs                 0          0      (1,000)
  Cash from interest                               0         24         900
  Cash paid for interest                          (6)        (2)        (64)
  Cash paid for taxes                              0       (100)          0
  Cash paid for supplies and employee           (622)    (2,670)    (41,799)
    services                             ______________________ ___________

    Net Cash (Used) by Operating                (251)    (2,565)    (39,149)
    Activities                           ______________________ ___________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                         0          0     (12,737)
                                         ______________________ ___________

    Net cash (Used) by Investing                   0          0     (12,737)
    Activities                           ______________________ ___________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                             0          0      62,725
  Direct offering costs                            0          0     (14,533)
  Contributed capital                          1,000          0       4,320
                                         ______________________ ___________

    Net Cash Provided(Used) By Financing       1,000          0      52,512
    Activities                           ______________________ ___________

NET INCREASE (DECREASE) IN CASH                  749     (2,565)        626

CASH - BEGINNING OF PERIOD                      (123)     5,052           0
                                         ______________________ ___________

CASH - END OF PERIOD                            $626     $2,487        $626
                                         ====================== ===========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                            $(1,186)   $(2,885)   $(45,006)
                                         ______________________ ___________

Adjustments to reconcile net income(loss)
 to net cash provided(used) by operating activities
  Amortization of organization costs               0         50         602
  Cumulative effect of accounting change           0          0         398
  Depreciation                                   654        641       6,415
  Asset disposal                                   0          0        (172)
  Change in assets and liabilities
   Organization costs                              0          0      (1,000)
   Accounts receivable                             0          0         (28)
   Prepaid expenses                              255          0           0
   Inventory                                     283         81        (682)
   Accounts payable and accrued liabilities     (257)      (352)         92
   Franchise taxes payable                         0       (100)        100
   Deferred taxes payable                          0          0         132
                                         ______________________ ___________

    Total Adjustments                            935        320       5,857
                                         ______________________ ___________

NET CASH PROVIDED(USED)BY OPERATING ACTIVITIES $(251)   $(2,565)   $(39,149)
                                         ====================== ===========

                   See notes Condensed Financial Statements
                  See Independent Accountant's Review Report

                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     The Company was incorporated on December 26, 1995.  The
Company has not yet generated significant revenues from operations and is considered a development stage company.

     The company has experienced losses of $10,933 and $10,755 in 1999 and 1998 and has experienced losses from its inception. The Company has limited operating capital and no income producing assets and again sustained losses during the three months ended March 31, 2000. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     However, there is absolutely no assurance of this. If the marketing of the coloring art books is unsuccessful, investors will have lost their money and management will not attempt to pursue further marketing efforts with respect to such product, and it is unlikely the Company would have the financial ability to do so in any event. Instead management may call a shareholders meeting to decide whether to liquidate the Company or what direction the Company will pursue, if any. However, the Company presently has no plans, commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

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

                              Kayenta Kreations, Inc.



Date:   May 12, 2000          by:   /s/ Michelle Barlow
                                   Michelle Barlow, Chairman