Form 10QSB
period 2000-06-30
KAYENTA KREATIONS INC
filed 2000-08-21
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2000

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at June 30, 2000:
1,018,900

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      KAYENTA KREATIONS, INC.
                   (A Development  Stage Company)

                        FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JUNE 30, 2000
                            (UNAUDITED)

                                AND

                    YEAR ENDED DECEMBER 31, 1999

                                WITH

               INDEPENDENT ACCOUNTANT'S REVIEW REPORT

  INDEPENDENT ACCOUNTANT'S REVIEW REPORT


  Board of Directors and Shareholders
  KAYENTA KREATIONS,  INC.
  Salt Lake City, Utah


  I have reviewed the accompanying balance sheet of Kayenta Kreations, Inc. as of June 30, 2000, and the related statements of operations, and cash flows for the three and six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the management of Kayenta Kreations, Inc.

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




  Salt Lake City, Utah
  August 8, 2000

KAYENTA KREATIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS

                                                         June 30, December 31,
                                                           2000      1999
                                                       (Unaudited)
                                                      ___________ ___________

CURRENT ASSETS
  Cash in bank                                                 $0         $0
  Accounts receivable                                           0         28
  Prepaid expenses                                              0        255
  Inventory                                                   682        965
                                                      ______________________

    Total Current Assets                                      682      1,248
                                                      ______________________

EQUIPMENT
  Office equipment and displays, less depreciation          5,904      7,148
    of $5,419 and $5,589
                                                      ______________________

TOTAL ASSETS                                               $6,586     $8,396
                                                      ______________________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash overdraft                                               $7       $123
  Accounts payable and accrued liabilities                  1,614        349
  Stockholders' advances                                    7,100      3,300
  State franchise tax payable                                   0        100
                                                      ______________________

    Total Current Liabilities                               8,721      3,872

DEFERRED TAXES PAYABLE                                        132        132

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock; $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                0          0
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 1,018,900 and 1,018,900 shares              1,019      1,019
    issued and outstanding respectively
  Capital in excess of par value                           47,193     47,193
  Earnings(deficit) accumulated during the development    (50,479)   (43,820)
    stage
                                                      ______________________

  Total Stockholders' Equity (Deficit)                     (2,267)     4,392
                                                      ______________________


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $6,586     $8,396
                                                      ______________________


     See accompanying notes and independent accountant's review report.

KAYENTA KREATIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

                                   For the Three   For the Six     Cumulative
                                    Months Ended   Months Ended    During the
                                    June 30,       June 30,       Development
                                    2000   1999    2000    1999     Stage
                                   ________________________________________

SALES
  Sales - net                         $0     $0     $377  $183      $2,814
  Less cost of Sales                   0      0     (210)  (81)     (1,444)
                                   ________________________________________

    Gross Margin                       0      0      167   102       1,370
                                   ________________________________________

SELLING, GENERAL AND ADMINISTRATIVE
  Accounting and legal             3,117    300    3,117 1,450      13,115
  Amortization                         0     50        0   100         602
  General and administrative         911  1,145    1,604 2,312      30,578
  Depreciation                       585    642    1,239 1,284       7,000
                                   ________________________________________

    Total Selling, General and     4,613  2,137    5,960 5,146      51,295
    Administration
                                   ________________________________________

NET INCOME FROM OPERATIONS        (4,613)(2,137)  (5,793)(5,044)   (49,925)

OTHER INCOME (EXPENSE)
  Interest income                      0      7        0    31         900
  Loss on asset disposal            (591)     0     (591)    0        (591)
  Interest expense                  (269)    (7)    (275)   (9)       (333)
                                   ________________________________________

NET INCOME BEFORE TAXES           (5,473)(2,137)  (6,659)(5,022)    (49,949)
  Income tax (provision) benefit       0      0        0      0        (132)
                                   ________________________________________

NET INCOME (LOSS( BEFORECUMULATIVE
EFFECT OF ACCOUNTING CHANGE       (5,473)(2,137)  (6,659)(5,022)    (50,081)
  Cumulative effect of accounting
  change for organization costs       0       0        0      0        (398)
                                   ________________________________________

NET INCOME (LOSS)                $(5,473)$(2,137) $(6,659)$(5,022) $(50,479)
                                   ________________________________________

EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                 $0.00   $0.00    $0.00   $0.00      $0.04
                                   ________________________________________

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                 $0.00   $0.00    $0.00   $0.00      $0.00
                                   ________________________________________

EARNINGS (LOSS) PER SHARE         $0.00   $0.00    $0.00   $0.00      $0.04
                                   ________________________________________



     See accompanying notes and independent accountant's review report.

KAYENTA KREATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

                                       For theThree For the Six   Cumulative
                                       MonthsEnded  MonthsEnded   During the
                                       June 30,     June 30,     Development
                                       2000  1999   2000   1999    Stage
                                      ______________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales                         $0    $0   $377   $183      $2,814
  Cash paid for organization costs         0     0      0      0     (1,000)
  Cash from interest                       0     7      0     31         900
  Cash paid for interest                  (4)   (7)   (10)    (9)        (68)
  Cash paid for supplies and          (2,743)(1,489)(3,365)(4,159)   (44,542)
    employee services
  Cash paid for  taxes                  (100)     0   (100)  (100)      (100)
                                      ______________________________________

    Net Cash(Used) by Operating       (2,847)(1,489)(3,098)(4,054)   (41,996)
    Activities
                                      ______________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment              (586)     0   (586)     0    (13,323)
                                      ______________________________________

    Net cash(Used) provided by          (586)     0   (586)     0    (13,323)
    Investing Activities
                                      ______________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                     0     0      0      0      62,725
  Direct offering costs                    0     0      0      0    (14,533)
  Stockholder advances                 2,800        3,800              7,100
  Contributed capital                      0     0      0      0          20
                                      ______________________________________

    Net Cash Provided (Used) By        2,800     0 3,8000      0      55,312
    Financing Activities
                                      ______________________________________

NET INCREASE(DECREASE) IN CASH          (633)(1,489) 1160 (4,054)         (7)

CASH - BEGINNING OF PERIOD               626 2,487  (123)  5,052           0
                                      ______________________________________

CASH - END OF PERIOD                     $(7) $998   $(7)   $998         $(7)
                                      ______________________________________

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES

NET INCOME (LOSS)                    $(5,473)$(2,137)$(6,659)$(5,022)$(50,479)
                                       ______________________________________

Adjustments to reconcile
net income (loss) to net
cash provided (used) by
operating activities
  Amortization of organization costs       0    50      0    100         602
  Cumulative effect of accounting change   0     0      0                398
  Loss on disposal of assets             591     0    591                419
  Depreciation                           585   643  1,239  1,284       7,000
  Change in assets and liabilities
    Organization costs                     0     0      0      0     (1,000)
    Accounts receivable                   28     0     28      0          0
    Prepaid expenses                       0     0    256      0          0
    Inventory                              0     0    283     81       (682)
    Accounts payable and accrued       1,522    55  1,264   (297)     1,614
      liabilities
    Franchise taxes payable             (100) (100)  (100)  (200)         0
    Deferred taxes payable                 0     0      0      0        132
                                      ______________________________________

      Total Adjustments                2,626   6480 3,561   9680      8,483
                                      ______________________________________

NET CASH PROVIDED(USED) BY OPERATING $(2,847)$(1,489)$(3,098)$(4,054)$(41,996)
ACTIVITIES
                                      ______________________________________


     See accompanying notes and independent accountant's review report.

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


  NOTE 2  -  STOCKHOLDERS' ADVANCES

       Advances from Stockholders to the Company are unsecured, to be repaid upon demand or within one year and carries interest at 10% per annum.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     The Company was incorporated on December 26, 1995. The Company has not yet generated significant revenues from operations and is considered a development stage company.

     The company has experienced losses of $10,933 and $10,755 in 1999 and 1998 and has experienced losses from its inception. The Company has limited operating capital and no income producing assets and again sustained losses during the six months ended June 30, 2000. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                              Kayenta Kreations, Inc.



Date:  August 18, 2000        by:   /s/ Michelle Barlow
                                   Michelle Barlow, Chairman