Form 10QSB
period 2000-09-30
KAYENTA KREATIONS INC
filed 2000-11-17
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                 YES [X]  NO [  ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES [X]  NO [  ]


The number of $.001 par value common shares outstanding at September 30, 2000:
1,018,900

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      KAYENTA KREATIONS, INC.
                   (A Development  Stage Company)

                        FINANCIAL STATEMENTS

                NINE MONTHS ENDED SEPTEMBER 30, 2000
                            (UNAUDITED)

                                AND

                    YEAR ENDED DECEMBER 31, 2000

                                WITH

               INDEPENDENT ACCOUNTANT'S REVIEW REPORT

  INDEPENDENT ACCOUNTANT'S REVIEW REPORT


  Board of Directors and Shareholders
  KAYENTA KREATIONS,  INC.
  Salt Lake City, Utah


  I have reviewed the accompanying balance sheet of Kayenta Kreations, Inc. as of September 30, 2000, and the related statements of operations, and cash flows for the three and nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the management of Kayenta Kreations, Inc.

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




  Salt Lake City, Utah
  November 16, 2000

KAYENTA KREATIONS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS

ASSETS

                                           September 30,December 31,
                                              2000        1999
                                           (Unaudited)

CURRENT ASSETS
  Cash in bank                                      $0         $0
  Accounts receivable                                0         28
  Prepaid expenses                                   0        255
  Inventory                                        682        965
                                           ___________ __________

    Total Current Assets                           682      1,248
                                           ___________ __________

EQUIPMENT
  Office equipment and displays, less            5,356      7,148
    depreciation of $5,967 and $5,589      ___________ __________

TOTAL ASSETS                                    $6,038     $8,396
                                           =========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash overdraft                                    $6       $123
  Accounts payable and accrued liabilities         681        349
  Stockholders' advances                         9,430      3,300
  State franchise tax payable                        0        100
                                           ___________ __________

    Total Current Liabilities                   10,117      3,872
                                           ___________ __________

DEFERRED TAXES PAYABLE                             132        132
                                           ___________ __________

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock; $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding                 0          0
  Common stock; $.001 par value,
    50,000,000 shares authorized,
    1,018,900 and 1,018,900 shares               1,019      1,019
    issued and outstanding respectively
  Capital in excess of par value                47,193     47,193
  Earnings (deficit) accumulated               (52,423)   (43,820)
    during the development stage           ___________ __________

    Total Stockholders' Equity (Deficit)        (4,211)     4,392
                                           ___________ __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $6,038     $8,396
                                           =========== ==========


See notes to Condensed Financial Statements.



KAYENTA KREATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                              For the Three For the Nine    Cumulative
                              Months Ended  Months Ended    During the
                              September 30, September 30,  Development
                                2000  1999   2000   1999      Stage

SALES
  Sales - net                     $0  $753   $377     $935      $2,814
  Less cost of Sales               0  (364)  (210)    (445)     (1,444)
                              ________________________________________

    Gross Margin                   0   389    167      490       1,370
                              ________________________________________

SELLING, GENERAL AND ADMINISTRATIVE
  Accounting and legal           613 1,150  3,730    2,600      13,728
  Amortization                     0    50      0      150         602
  General and administrative     568 1,703  2,172    3,936      31,146
  Depreciation                   548   563  1,787    1,926       7,548
                              ________________________________________

    Total Selling,General      1,729 3,466  7,689    8,612      53,024
      and Administration      ________________________________________

NET INCOME FROM OPERATIONS    (1,729)(3,077)(7,522) (8,122)    (51,654)

OTHER INCOME (EXPENSE)
  Interest income                  0     5      0       36         900
  Loss on asset disposal           0     0   (591)       0        (591)
  Interest expense              (215)   (7)  (490)     (16)       (548)
                              ________________________________________

NET INCOME BEFORE TAXES       (1,944)(3,079)(8,603) (8,102)    (51,893)

  Income tax(provision)            0      0      0       0        (132)
    benefits                  ________________________________________

NET INCOME(LOSS) BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE            (1,944) (3,079)(8,603) (8,102)    (52,025)
  Cumulative effect of
  accounting change for
  organization costs              0       0      0       0        (398)
                              ________________________________________

NET INCOME (LOSS)           $(1,944)$(3,079)$(8,603)$(8,102)  $(52,423)
                              ============ ===========================

EARNINGS(LOSS) PER SHARE
BEFORE ACCOUNTING CHANGE      $0.00   $0.00   $0.01   $0.01      $0.05
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE           $0.00   $0.00   $0.00   $0.00      $0.00
                              ________________________________________

EARNINGS (LOSS) PER SHARE     $0.00   $0.00   $0.01   $0.01      $0.05
                              ============ ===========================


See notes to Condensed Financial Statements.


KAYENTA KREATIONS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                    For the Three For the Nine   Cumulative
                                    Months Ended  Months Ended   During the
                                    September 30, September 30,  Development
                                     2000   1999    2000   1999    Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales                       $0   $753     $377  $936     $2,814
  Cash paid for organization costs       0      0        0     0     (1,000)
  Cash from interest                     0      5        0    36        900
  Cash paid for interest                (3)    (7)     (13)  (16)       (71)
  Cash paid for supplies and        (2,326)(3,408)  (5,691)(7,567)  (46,868)
    employee services
  Cash paid for  taxes                   0      0     (100)  (100)     (100)
                                    _____________ ______________ __________

    Net Cash (Used) by              (2,329)(2,657)  (5,427)(6,711)  (44,325)
    Operating Activities            _____________ ______________ __________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment               0      0     (586)     0   (13,323)
                                    _____________ ______________ __________

    Net cash (Used) provided             0      0     (586)     0   (13,323)
    by Investing Activities         _____________ ______________ __________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                   0      0        0     0     62,725
  Direct offering costs                  0      0        0     0    (14,533)
  Stockholder advances               2,330  2,300    6,130 2,300      9,430
  Contributed capital                    0      0        0     0         20
                                    _____________ ______________ __________

    Net Cash Provided (Used)         2,330  2,300    6,130 2,300     57,642
    By Financing Activities         _____________ ______________ __________

NET INCREASE (DECREASE) IN CASH          1   (357)     117(4,411)        (6)

CASH - BEGINNING OF PERIOD              (7)   998     (123)5,052          0
                                    _____________ ______________ __________

CASH - END OF PERIOD                  $(6)   $641     $ (6) $641       $ (6)
                                    ============= ============== ==========

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED(USED) BY OPERATING
ACTIVITIES

NET INCOME (LOSS)                  $(1,944)$(3,079)$(8,603)$(8,102)$(52,423)
                                    _____________ ______________ __________

Adjustments to reconcile net income
 (loss) to net cash provided (used)
 by operating activities
  Amortization of organization costs     0     50        0   150        602
  Cumulative effect of accounting        0      0        0     0        398
   change
  Loss on disposal of assets             0      0      591     0        419
  Depreciation                         548    642    1,787 1,926      7,548
  Change in assets and liabilities
   Organization costs                    0      0        0     0     (1,000)
   Accounts receivable                   0   (800)      28  (800)         0
   Prepaid expenses                      0      0      256     0          0
   Inventory                             0      0      283    81       (682)
   Accounts payable and accrued       (933)   530      331   234        681
    liabilities
   Deferred taxes payable                0      0        0     0        132
   Franchise taxes payable               0      0     (100) (200)         0
                                    _____________ ______________ __________

    Total Adjustments                 (385)   422    3,176 1,391      8,098
                                    _____________ ______________ __________

NET CASH PROVIDED(USED) BY         $(2,329)$(2,657)$(5,427)$(6,711)$(44,325)
OPERATING ACTIVITIES                ============= ============== ==========


See notes to Condensed Financial Statements.


                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 2000 and 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.


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

     The company has experienced losses of $10,933 and $10,755 in 1999 and 1998 and has experienced losses from its inception. The Company has limited operating capital and no income producing assets and again sustained losses during the nine months ended September 30, 2000. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                              Kayenta Kreations, Inc.



Date:   November 17, 2000          by:   /s/ Michelle Barlow
                                   Michelle Barlow, Chairman