Form 10KSB
period 2000-12-31
KAYENTA KREATIONS INC
filed 2001-04-11
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000    Commission File No. 333-4066

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

The Issuer's revenues for its most recent fiscal year.     $   377

As of April 10, 2001, the aggregate market value of voting stock held by non-affiliates was approximately $8,067. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at April 10, 2001: 1,018,900

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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Company's public offering was not closed until late February, 1997 and the Common Stock of the Company was not eligible for trading in the over-the-counter market until after that time. The common stock is quoted under the symbol "KKRI", but has not been traded in the over-the-counter market except on a very limited and sporadic basis. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                Low
     March 31, 1999                .56                 .56
     June 30, 1999                 .56                 .56
     September 30, 1999            .56                 .50
     December 31, 1999             .56                 .56

     March 31, 2000                2.00                .56
     June 30, 2000                 2.00                2.00
     September 30, 2000            2.00                2.00
     December 31, 2000             .63                 .50

     (B)  HOLDERS.

     As of April 10, 2001, there were approximately 22 record holders of the Company's Common Stock.

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

     The company has experienced losses from its inception. The Company has limited operating capital and income producing assets. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                              Term Served As   Positions
Name of Director         Age  Director/Officer With Company

Michelle Barlow          38   Since inception  President &
                                               Secretary/Treasurer

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2000.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KAYENTA KREATIONS, INC.



By:     /s/ Michelle Barlow                       Date: April 11, 2001
     Michelle Barlow, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Michelle Barlow                       Date: April 11, 2001
     Michelle Barlow, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                      KAYENTA KREATIONS, INC.
                   (A Development  Stage Company)

                        FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                WITH

                   INDEPENDENT  AUDITOR'S REPORT

                     KAYENTA KREATIONS, INC.
                   (A Development Stage Company)


                              CONTENTS


                                                    PAGE

  Independent Auditor's Report                        1

  Balance Sheets, December 31, 2000 and 1999          2

  Statements of Operations, for the years ended
       December 31, 2000 and 1999                     3

  Statement of Stockholders' Equity, from inception
       to December 31, 2000                           4

  Statements of Cash Flows, for the years ended
       December 31, 2000 and 1999                     5

  Notes to Financial Statements                      6-7

  Independent Auditor's Report

  Board of Director
  KAYENTA KREATIONS,  INC.
  Salt Lake City, Utah

  I have audited the accompanying balance sheets of Kayenta Kreations, Inc. (a development stage company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception (December 26, 1995) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kayenta Kreations, Inc. (a development stage company) as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended and from inception (December 26, 1995) to December 31, 2000, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company is in the development stage and has incurred a net loss of $13,014 for 2000 and has incurred net losses since inception. At December 31, 2000, the Company has a $350 cash overdraft. These factors, and the others discussed in Note 5 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continued in existence.

  As discussed in Note 1 to the financial statements under organization costs, the Company in 1999 changed its method of accounting for the costs of organizing the Company.



  /s/David T. Thomson, P.C.
  Salt Lake City, Utah
  March  30, 2001

KAYENTA KREATIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS

                                                     December 31,December 31,
                                                         2000      1999

CURRENT ASSETS
  Cash in bank                                              $0        $0
  Accounts receivable                                        0        28
  Prepaid expenses                                           0       255
  Supplies                                                  32         0
  Inventory                                                650       965
                                                     _________ _________

    Total Current Assets                                   682     1,248
                                                     _________ _________

EQUIPMENT AND DISPLAYS
  Office equipment                                       4,040     8,806
  Displays                                               3,931     3,931
                                                     ___________________

                                                         7,971    12,737
  Less accumulated depreciation                         (5,119)   (5,589)
                                                     _________ _________

                                                         2,852     7,148
                                                     _________ _________

TOTAL ASSETS                                            $3,534    $8,396
                                                     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                          $350      $123
  Accounts payable and accrued expenses                  1,176       349
  Stockholders' advances                                10,530     3,300
  State franchise tax payable                              100       100
                                                     _________ _________

    Total current Liabilities                           12,156     3,872
                                                     _________ _________

DEFERRED TAXES PAYABLE                                       0       132
                                                     _________ _________

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding             0         0
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 1,018,900 and 1,018,900 shares           1,019     1,019
    issued and outstanding respectively
  Capital in excess of par value                        47,193    47,193
  Earnings(deficit) accumulated during the             (56,834)  (43,820)
    development stage                                _________ _________

    Total Stockholders' Equity                          (8,622)    4,392
                                                     _________ _________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $3,534    $8,396
                                                     ========= =========

The accompanying notes are an integral part of these financial statements.

KAYENTA KREATIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

                                             For the    For the  Cumulative
                                           Year Ended  Year EndedDuring the
                                           December 31,          Development
                                                      December 31,
                                              2000       1999      Stage

SALES
  Sales - net                                     $377    $1,501     $2,814
  Less cost of Sales                              (284)     (722)    (1,518)
                                           ________________________________

    Gross Margin                                    93       779      1,296
                                           ________________________________

SELLING, GENERAL AND ADMINISTRATIVE
  Accounting and legal                           5,322     3,313     15,320
  Amortization                                       0         0        602
  General and administrative                     2,284     5,325     31,258
  Depreciation                                   2,335     2,615      8,096
                                           ________________________________

    Total Selling, General and                   9,941    11,253     55,276
    Administration                         ________________________________

NET INCOME FROM OPERATIONS                      (9,848)  (10,474)   (53,980)

OTHER INCOME (EXPENSE)
  Loss on asset disposal                        (2,547)        0     (2,547)
  Interest income                                    0        38        900
  Interest expense                                (751)      (27)      (809)
                                           ________________________________

NET INCOME(LOSS) BEFORE INCOME TAXES           (13,146)  (10,463)   (56,436)

Income tax (provision) benefit                     132      (132)         0
                                           ________________________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                    (13,014)  (10,595)   (56,436)

Cumulative effect of accounting change
for organization costs                               0      (398)      (398)
                                           ________________________________

NET INCOME (LOSS)                             $(13,014) $(10,993)  $(56,834)
                                           =========== ========= ==========
EARNINGS(LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                                   $0     $0.01      $0.05
                                           =========== ========= ==========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE              $0     $0.00      $0.00
                                           =========== ========= ==========
EARNINGS (LOSS) PER SHARE                        $0.01     $0.01      $0.05
                                           =========== ========= ==========

The accompanying notes are an integral part of these financial statements.


KAYENTA KREATIONS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

                                                                   Earnings
                                                                    (Loss)
                                                                  Accumulated
                                                       Capital in   During
                                                                     the
                                      Common Stock     Excess of  Development
                                      Shares   Amount  Par Value     Stage

BALANCE, December 26, 1995(Inception)       0       $0         $0         $0

Shares issued to initial stockholders
  for cash December 26, 1995
  at $.01 per share                   500,000      500      4,500          0

Net income(loss) from December 26,
  1995(inception)to December 31, 1995       0        0          0         (2)
                                     _______________________________________

BALANCE, December 31, 1995            500,000      500      4,500         (2)

Additional shares issued to initial
  stockholders for cash March 6, 1996
  at $.01 per share                   300,000      300      2,700          0

Capital contributed by officer and          0        0         20          0
shareholder

Net income(loss) for the year ended
  December 31, 1996                         0        0          0       (365)
                                     _______________________________________

BALANCE, December  31, 1996           800,000      800      7,220       (367)

Shares issued persuant to a sale of
  common to the public for cash
  February 1997 at $.25 per share     218,900      219     54,506          0

Direct costs of offering                    0        0    (14,533)         0

Net income (Loss) for the year ended
  December 31, 1997                         0        0          0    (21,705)
                                     _______________________________________

BALANCE, December  31, 1997         1,018,900    1,019     47,193    (22,072)
                                     =======================================
Net income (Loss) for the year
ended December 31, 1998                     0        0          0    (10,755)
                                     _______________________________________

BALANCE, December 31, 1998          1,018,900    1,019     47,193    (32,827)
                                     =======================================
Net income (Loss) for the
year ended December 31, 1999                0        0          0    (10,993)
                                     _______________________________________

BALANCE, December 31, 1999          1,018,900    1,019     47,193    (43,820)

Net income (Loss) for the
year ended December 31, 2000                0        0          0    (13,014)
                                     _______________________________________

BALANCE, December 31, 2000          1,018,900   $1,019    $47,193   $(56,834)
                                     =======================================

The accompanying notes are an integral part of these financial statements.


KAYENTA KREATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

                                            For the    For the    Cumulative
                                          Year Ended  Year Ended  During the
                                          December 31,December 31,Development
                                             2000        1999      Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales                                $377     $1,501     $2,814
  Cash paid for organization costs                  0          0     (1,000)
  Cash from interest                                0         38        900
  Cash paid for interest                          (22)       (27)       (80)
  Cash paid for supplies and employee          (7,226)   (10,095)   (48,403)
    services                              _________________________________

    Net Cash(Used) by Operating                (6,871)    (8,583)   (45,769)
    Activities                            ___________ __________ __________

CASH FLOWS FROM INVESTING ACTIVITIES
  Disposal(acquisition) of equipment - net       (586)       108    (13,323)
                                          ___________ __________ __________

    Net cash(Used) by Investing Activities       (586)       108    (13,323)
                                          ___________ __________ __________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                              0          0     62,725
  Direct offering costs                             0          0    (14,533)
  Contributed capital and stockholders'         7,230      3,300     10,550
    advances                              ___________ __________ __________

    Net Cash Provided(Used) By Financing        7,230      3,300     58,742
    Activities                            ___________ __________ __________

NET INCREASE (DECREASE) IN CASH                  (227)    (5,175)      (350)

CASH - BEGINNING OF PERIOD                       (123)     5,052          0
                                          ___________ __________ __________

CASH - END OF PERIOD                            $(350)     $(123)     $(350)
                                          =========== ========== ==========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                            $(13,014)  $(10,993)  $(56,834)
                                          ___________ __________ __________

Adjustments to reconcile net income(loss)
to net cash provided (used) by operating
activities
  Amortization of organization costs                0          0        602
  Cumulative effect of accounting change            0        398        398
  Depreciation                                  2,335      2,615      8,096
  Asset disposal                                2,547       (172)     2,375
  Deferred taxes                                 (132)       132          0
  Change in assets and liabilities
    Organization costs                              0          0     (1,000)
    Accounts receivable                            28        (28)         0
    Prepaid expenses                              255       (255)         0
    Supplies                                      (32)         0        (32)
    Inventory                                     315         50       (650)
    Accounts payable                              827       (230)     1,176
    Franchise taxes payable                         0       (100)       100
                                          _________________________________

      Total Adjustments                         6,143      2,410     11,065
                                          ___________ __________ __________

NET CASH PROVIDED(USED)BY OPERATING ACTIVITIES $(6,871)  $(8,583)  $(45,769)
                                          =========== ========== ==========

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

       Income Taxes - Due to losses at December 31, 2000 and 1999 no provision for income taxes has been made. There are deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Those differences arise from the recording of depreciation for financial statement purposes as to depreciation for tax purposes.

       Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2000 and 1999 the Company did not have non-cash investing and financing activities.

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

       The Company is using the home of its President as its office on a rent free basis. The rent is of nominal value. As of December 31, 2000 and 1999 no compensation has been paid or accrued to any officers or directors of the Corporation.

       Certain stockholders of the Company have advanced funds on a short-term basis. The advances carry interest at 10% per annum and are unsecured. The advances and interest are to be repaid as soon as possible by the Company. The total amount advanced at December 31, 2000 is $10,530.

  NOTE   4  -  INCOME TAXES

       The income tax provision consists of the following:

    Current income taxes payable       $      -
    Deferred tax liability (benefit)       (132)

                                       $   (132)

       The income tax provision differs from the expense that would result form applying federal statutory tax rates to income before income taxes because of differences of depreciation expense between book and tax.

              At December 31, 2000 and 1999 the Company had net federal operating losses (NOL) of $55,293 and $44,108 respectively which can be carried forward to offset operating income. The NOL will expire as shown below. Valuation allowances of $8,436 and $6,616 respectively, have been established for deferred tax assets. The change in the NOL allowances for 2000 and 1999 was $1,820 and $1,552. The net operating losses expire as follows:

                Year of
               Expiration         Amount
                    2010          $     2
                    2011          $   365
                    2012          $21,836
                    2018          $11,556
                    2019          $10,349
                    2020          $11,185

                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS


  NOTE   5  -  GOING CONCERN


       The company has experienced losses of $13,014 and $10,933 in 2000 and 1999 and has experienced losses from its inception. The Company has limited operating capital and no income producing assets and again sustained losses during its development stage. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings. The Company is continuing to try to market and sale its products. Management believes it has resources currently available to maintain the entity as a going concern.

  NOTE   6  -  ADVERTISING

       The Company expenses advertising costs as they are incurred. The amounts paid for advertising for the years ended December 31, 2000 and 1999 was $-0- and $585.