Form 10QSB
period 2001-03-31
KAYENTA KREATIONS INC
filed 2001-05-21
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2001

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


The number of $.001 par value common shares outstanding at March 31, 2001:
1,018,900

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      KAYENTA KREATIONS, INC.
                   (A Development  Stage Company)

                        FINANCIAL STATEMENTS

                 THREE MONTHS ENDED MARCH 31, 2001
                            (UNAUDITED)

                                AND

                    YEAR ENDED DECEMBER 31, 2000

  INDEPENDENT ACCOUNTANT'S REVIEW REPORT


  Board of Directors and Shareholders
  KAYENTA KREATIONS,  INC.
  Salt Lake City, Utah


  I have reviewed the accompanying balance sheet of Kayenta Kreations, Inc. as of March 31, 2001, and the related statements of operations, and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the management of Kayenta Kreations, Inc.

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

  The Company for the three months ended March 31, 2001, had a loss of $1,328, and losses from inception of $58,162 and has limited capital based on the extent of the use of capital to date. These conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



  Salt Lake City, Utah
  May 16, 2001

KAYENTA KREATIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS

                                                        March 31,December 31,
                                                          2001      2000

CURRENT ASSETS
  Cash in bank                                               $22         $0
  Supplies                                                    32         32
  Inventory                                                  650        650
                                                        ________ __________

    Total Current Assets                                     704        682
                                                        ________ __________

EQUIPMENT AND DISPLAYS
  Office equipment                                         4,040      4,040
  Displays                                                 3,931      3,931
                                                        ___________________

                                                           7,971      7,971
  Less accumulated depreciation                           (5,518)    (5,119)
                                                        ________ __________

                                                           2,453      2,852
                                                        ________ __________

TOTAL ASSETS                                              $3,157     $3,534
                                                        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                              $0       $350
  Accounts payable and accrued expenses                    1,457      1,176
  Stockholders' advances                                  11,550     10,530
  State franchise tax payable                                100        100
                                                        ________ __________

    Total current Liabilities                             13,107     12,156
                                                        ________ __________

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding               0          0
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 1,018,900 and 1,018,900 shares             1,019      1,019
    issued and outstanding respectively
  Capital in excess of par value                          47,193     47,193
  Earnings (deficit) accumulated during                  (58,162)   (56,834)
    the development stage                               ________ __________

    Total Stockholders' Equity (Deficit)                  (9,950)    (8,622)
                                                        ________ __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $3,157     $3,534
                                                        ======== ==========
The accompanying notes are an integral part of these financial statements.


KAYENTA KREATIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

                                                 For the
                                               Three Months      Cumulative
                                                  Ended          During the
                                                March 31,       Development
                                             2001       2000       Stage

SALES
  Sales - net                                     $0       $377      $2,814
  Less cost of Sales                               0       (210)     (1,518)
                                          _________________________________

    Gross Margin                                   0        167       1,296
                                          _________________________________

SELLING, GENERAL AND ADMINISTRATIVE
  Accounting and legal                           500          0      15,820
  Amortization                                     0          0         602
  General and administrative                     147        693      31,405
  Depreciation                                   399        654       8,495
                                          _________________________________

    Total Selling, General and                 1,046      1,347      56,322
    Administration                        _________________________________

NET INCOME FROM OPERATIONS                    (1,046)    (1,180)    (55,026)

OTHER INCOME (EXPENSE)
     Loss on asset disposal                         0          0     (2,547)
     Interest income                                0          0        900
     Interest expense                            (282)        (6)    (1,091)
                                          _________________________________

NET INCOME (LOSS) BEFORE INCOME TAXES          (1,328)    (1,186)   (57,764)

Income tax (provision) benefit                      0          0          0
                                          _________________________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                    (1,328)    (1,186)   (57,764)

Cumulative effect of accounting
change for organization costs                       0          0       (398)
                                          _________________________________

NET INCOME (LOSS)                             $(1,328)   $(1,186)  $(58,162)
                                          =================================
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                                  $0      $0.00      $0.06
                                          =================================
CUMULATIVE EFFECT OF                               $0      $0.00      $0.00
ACCOUNTING CHANGE                         =================================

EARNINGS (LOSS) PER SHARE                       $0.00      $0.00      $0.06
                                          =================================
The accompanying notes are an integral part of these financial statements.

KAYENTA KREATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

                                                   For the
                                                 Three Months     Cumulative
                                                    Ended         During the
                                                   March 31,     Development
                                                2001       2000     Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales                                     $0      $377   $2,814
  Cash paid for organization costs                     0         0   (1,000)
  Cash from interest                                   0         0      900
  Cash paid for interest                               0        (6)     (80)
  Cash paid for supplies and employee               (648)     (622) (49,051)
    services                                 ______________________________

    Net Cash (Used) by Operating                    (648)     (251) (46,417)
    Activities                               _____________________ ________

CASH FLOWS FROM INVESTING ACTIVITIES
  Disposal(acquisition) of equipment - net             0         0  (13,323)
                                             _____________________ ________

    Net cash (Used) by Investing Activities            0         0  (13,323)
                                             _____________________ ________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                 0         0   62,725
  Direct offering costs                                0         0  (14,533)
  Contributed capital and stockholders'            1,020     1,000   11,570
    advances                                 _____________________ ________

    Net Cash Provided (Used) By Financing          1,020     1,000   59,762
    Activities                               _____________________ ________

NET INCREASE (DECREASE) IN CASH                      372       749       22

CASH - BEGINNING OF PERIOD                          (350)     (123)       0
                                             _____________________ ________

CASH - END OF PERIOD                                 $22      $626      $22
                                             ===================== ========

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                $(1,328)  $(1,186)$(58,162)
                                             _____________________ ________

Adjustments to reconcile net income(loss) to
net cash provided(used) by operating activities
  Amortization of organization costs                   0         0      602
  Cumulative effect of accounting change               0         0      398
  Depreciation                                       399       654    8,495
  Asset disposal                                       0         0    2,375
  Change in assets and liabilities
    Organization costs                                 0         0   (1,000)
    Accounts receivable                                0       (28)       0
    Prepaid expenses                                   0       255        0
    Supplies                                           0         0      (32)
    Inventory                                          0       283     (650)
    Accounts payable                                 281      (257)   1,457
    Franchise taxes payable                            0         0      100
                                             ______________________________

      Total Adjustments                              680       935   11,745
                                             _____________________ ________

NET CASH PROVIDED(USED) BY OPERATING               $(648)    $(251)$(46,417)
ACTIVITIES                                   ===================== ========

The accompanying notes are an integral part of these financial statements.


                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 2001 and 2000 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.


  NOTE 2  -  STOCKHOLDERS' ADVANCES

       Advances from Stockholders to the Company are unsecured, to be repaid upon demand or within one year and carries interest at 10% per annum. Advances for the quarter totaled $1,020.

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

                              Kayenta Kreations, Inc.



Date:   May 18, 2001               by:   /s/ Michelle Barlow
                                   Michelle Barlow, Chairman