Form 10QSB
period 2001-06-30
KAYENTA KREATIONS INC
filed 2001-08-03
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2001

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


The number of $.001 par value common shares outstanding at June 30, 2001:
1,018,900

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      KAYENTA KREATIONS, INC.
                   (A Development  Stage Company)

                        FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JUNE 30, 2001
                            (UNAUDITED)

                                AND

                    YEAR ENDED DECEMBER 31, 2000

KAYENTA KREATIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS

                                                       June 30, December 31,
                                                         2001      2000
                                                       (Unaudited)

CURRENT ASSETS
  Cash in bank                                             $422          $0
  Supplies                                                   32          32
  Inventory                                                 650         650
                                                       ________ ___________

    Total Current Assets                                  1,104         682
                                                       ________ ___________

EQUIPMENT
  Office equipment and displays, less                     1,891       2,852
    depreciation of $5,263 and $5,119                  ________ ___________

TOTAL ASSETS                                             $2,995      $3,534
                                                       ======== ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash overdraft                                             $0        $350
  Accounts payable and accrued liabilities                2,650       1,176
  Stockholders' advances                                 15,390      10,530
  State franchise tax payable                                 0         100
                                                       ________ ___________

    Total Current Liabilities                            18,040      12,156
                                                       ________ ___________

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock; $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding              0           0
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 1,018,900 and 1,018,900 shares issued     1,019       1,019
    and outstanding respectively
  Capital in excess of par value                         47,193      47,193
  Earnings (deficit) accumulated during the development (63,257)    (56,834)
    stage                                              ________ ___________

    Total Stockholders' Equity (Deficit)                (15,045)     (8,622)
                                                       ________ ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $2,995      $3,534
                                                       ======== ===========

See accompanying notes and independent accountant's review report.



KAYENTA KREATIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

                                       For the Three For the Six  Cumulative
                                       Months Ended  Months Ended During the
                                         June 30,      June 30,   Development
                                       2001   2000   2001    2000   Stage

SALES
  Sales - net                            $0     $0     $0    $377    $2,814
  Less cost of Sales                      0      0      0    (210)   (1,518)
                                       ____________________________________

    Gross Margin                          0      0      0     167     1,296
                                       ____________________________________

SELLING, GENERAL AND ADMINISTRATIVE
  Accounting and legal                3,115  3,117  3,615   3,117    18,935
  Amortization                            0      0      0       0       602
  General and administrative          1,060    911  1,207   1,604    32,465
  Depreciation                          399    585    798   1,239     8,894
                                       ____________________________________

    Total Selling, General and        4,574  4,613  5,620   5,960    60,896
    Administration                     ____________________________________

NET INCOME FROM OPERATIONS           (4,574)(4,613)(5,620) (5,793)  (59,600)

OTHER INCOME (EXPENSE)
  Interest income                         0      0      0       0       900
  Loss on asset disposal               (163)  (591)  (163)   (591)   (2,710)
  Interest expense                     (358)  (269)  (640)   (275)   (1,449)
                                       ____________________________________

NET INCOME BEFORE TAXES              (5,095)(5,473)(6,423) (6,659)  (62,859)
  Income tax (provision) benefit          0      0      0       0         0
                                       ____________________________________

NET INCOME (LOSS( BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE          (5,095)(5,473)(6,423) (6,659)  (62,859)
  Cumulative effect of accounting
  change for organization costs           0      0      0       0      (398)
                                       ____________________________________

NET INCOME (LOSS)                  $(5,095)$(5,473)$(6,423)$(6,659)$(63,257)
                                       ====================================

EARNINGS(LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                      $0.01 $0.01  $0.01   $0.01     $0.07
                                       ====================================
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                         $0    $0     $0      $0     $0.00
                                       ====================================

EARNINGS (LOSS) PER SHARE              $0.01 $0.01  $0.01   $0.01     $0.07

                                       ====================================

See accompanying notes and independent accountant's review report.



KAYENTA KREATIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)


                                       For the Three For the Six  Cumulative
                                       Months Ended  Months Ended During the
                                         June 30,      June 30,   Development
                                       2001    2000  2001    2000    Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales                         $0     $0     $0    $377    $2,814
  Cash paid for organization costs         0      0      0       0    (1,000)
  Cash from interest                       0      0      0       0       900
  Cash paid for interest                   0     (4)     0     (10)      (80)
  Cash paid for taxes                   (100)  (100)  (100)   (100)     (100)
  Cash paid for supplies and employee (3,340)(2,743)(3,988) (3,365)  (52,391)
    services                            ___________ ________________________

    Net Cash (Used) by Operating      (3,440)(2,847)(4,088) (3,098)  (49,857)
    Activities                          ____________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                 0   (586)     0    (586)  (13,323)
                                        ___________ ________________________

    Net cash(Used)provided by Investing    0   (586)     0    (586)  (13,323)
    Activities
                                        ____________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                     0      0      0       0    62,725
  Direct offering costs                    0      0      0       0   (14,533)
  Stockholder advances                 3,840  2,800  4,860   3,800    15,390
  Contributed capital                      0      0      0       0        20
                                        ___________ ________________________

    Net Cash Provided (Used) By        3,840  2,800  4,860   3,800    63,602
    Financing Activities                ____________________________________

NET INCREASE (DECREASE) IN CASH          400   (633)   772     116       422

CASH - BEGINNING OF PERIOD                22    626   (350)   (123)        0
                                        ___________ ________________________

CASH - END OF PERIOD                    $422  $  (7)  $422     $(7)     $422
                                        ====================================

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED(USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                    $(5,095)$(5,473)$(6,423)$(6,659)$(63,257)
                                        ___________ ________________________

Adjustments to reconcile net income
(loss) to net cash provided(used) by
operating activities
  Amortization of organization costs        0     0      0       0       602
  Cumulative effect of accounting change    0     0      0       0       398
  Loss on disposal of assets              163   591    163     591     2,538
  Depreciation                            399   585    798   1,239     8,894
  Change in assets and liabilities
   Organization costs                       0     0      0       0    (1,000)
   Accounts receivable                      0    28      0      28         0
   Prepaid expenses                         0     0      0     256         0
   Supplies                                 0     0      0       0       (32)
   Inventory                                0     0      0     283      (650)
   Franchise taxes payable               (100) (100)  (100)   (100)        0
   Accounts payable and accrued         1,193 1,522  1,474   1,264     2,650
    liabilities                         ____________________________________

    Total Adjustments                   1,655 2,626  2,335   3,561    13,400
                                        ____________________________________

NET CASH PROVIDED(USED) BY OPERATING $(3,440)$(2,847)$(4,088)$(3,098)$(49,857)
ACTIVITIES                              ====================================

See accompanying notes and independent accountant's review report.


                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2001 and 2000 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and 1999 are not necessarily indicative of the operating results for the full year.


  NOTE 2  -  STOCKHOLDERS' ADVANCES

       Advances from Stockholders to the Company are unsecured, to be repaid upon demand or within one year and carry interest at 10% per annum.

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

                              Kayenta Kreations, Inc.



Date:   August 1, 2001             by:   /s/ Michelle Barlow
                                   Michelle Barlow, Chairman