Form 10QSB
period 2001-09-30
KAYENTA KREATIONS INC
filed 2001-10-18
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2001

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


The number of $.001 par value common shares outstanding at September 30, 2001:
1,018,900

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      KAYENTA KREATIONS, INC.
                   (A Development  Stage Company)

                        FINANCIAL STATEMENTS

                NINE MONTHS ENDED SEPTEMBER 30, 2001
                            (UNAUDITED)

                                AND

                    YEAR ENDED DECEMBER 31, 2000

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS

                                    ASSETS

                                                   September 30, December 31,
                                                        2001        2000
                                                    (Unaudited)
                                                   ____________  ___________

CURRENT ASSETS
  Cash in bank                                        $  1,267        $  0
  Supplies                                                  32          32
  Inventory                                                325         650
                                                   ____________  ___________

    Total Current Assets                                 1,624         682
                                                   ____________  ___________

EQUIPMENT
  Office equipment and displays, less depreciation
    of $5,621 and $5,119                                 1,533       2,852
                                                   ____________  ___________

TOTAL ASSETS                                          $  3,157    $  3,534
                                                   ============  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Cash overdraft                                          $  0      $  350
  Accounts payable and accrued liabilities               2,240       1,176
  Stockholders' advances                                18,190      10,530
  State franchise tax payable                                0         100
                                                   ____________  ___________

    Total Current Liabilities                           20,430      12,156
                                                   ____________  ___________

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock; $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding             0           0
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 1,018,900 and 1,018,900 shares issued
    and outstanding respectively                         1,019       1,019
  Capital in excess of par value                        47,193      47,193
  Earnings(deficit) accumulated during the development
    stage                                              (65,485)    (56,834)
                                                   ____________  ___________

    Total Stockholders' Equity(Deficit)                (17,273)     (8,622)
                                                   ____________  ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  3,157    $  3,534
                                                   ============  ===========

              See accompanying notes to Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                        For the Three           For the Nine       Cumulative
                        Months Ended            Months Ended       During the
                        September 30,           September 30,      Development
                      2001        2000        2001        2000        Stage
                      ________________________________________________________

SALES
  Sales - net         $  0        $  0        $  0      $  377      $  2,814
  Less cost of Sales     0           0           0        (210)       (1,518)
                      ________________________________________________________

    Gross Margin         0           0           0         167         1,296
                      ________________________________________________________

SELLING, GENERAL AND
ADMINISTRATIVE
  Accounting and legal 1,080       613       4,695       3,730        20,015
  Amortization           0           0           0           0           602
  General and
    administrative     353         568       1,560       2,172        32,818
  Depreciation         358         548       1,156       1,787         9,252
                      ________________________________________________________

    Total Selling,
    General and
    Administration   1,791       1,729       7,411       7,689        62,687
                     ________________________________________________________

NET INCOME FROM
OPERATIONS          (1,791)     (1,729)     (7,411)     (7,522)      (61,391)

OTHER INCOME(EXPENSE)
  Interest income        0           0           0           0           900
  Loss on asset disposal 0           0        (163)       (591)       (2,710)
  Interest expense    (437)       (215)     (1,077)       (490)       (1,886)
                      ________________________________________________________

NET INCOME BEFORE
TAXES               (2,228)     (1,944)     (8,651)     (8,603)      (65,087)
  Income tax
  (provision)benefit     0           0           0           0             0
                     ________________________________________________________

NET INCOME(LOSS)BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE   (2,228)     (1,944)     (8,651)     (8,603)      (65,087)
  Cumulative effect
  of accounting
  change for
  organization costs     0           0           0           0          (398)
                     ________________________________________________________

NET INCOME(LOSS) $  (2,228)  $  (1,944)  $  (8,651)   $ (8,603)   $  (65,485)
                     ========================================================

EARNINGS(LOSS) PER
SHARE BEFORE
ACCOUNTING CHANGE     $  0        $  0        $  0        $  0          $  0
                      ________________________________________________________

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE     $  0        $  0        $  0        $  0          $  0
                      ________________________________________________________

EARNINGS(LOSS) PER
SHARE                 $  0        $  0        $  0        $  0          $  0
                      ========================================================


              See accompanying notes to Financial Statements

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                        For the Three           For the Nine       Cumulative
                        Months Ended            Months Ended       During the
                        September 30,           September 30,     Development
                      2001        2000        2001        2000        Stage
                      ________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales    $  0        $  0        $  0        $  377       $ 2,814
  Cash paid for
   organization costs   0           0           0             0        (1,000)
  Cash from interest    0           0           0             0           900
  Cash paid for
   interest             0          (3)          0           (13)          (80)
  Cash paid for supplies
    and employee
    services       (1,955)     (2,326)     (5,943)       (5,691)      (54,346)
  Cash paid for taxes   0           0        (100)         (100)         (100)
                      ________________________________________________________

    Net Cash (Used)
    by Operating
    Activities     (1,955)     (2,329)     (6,043)       (5,427)      (51,812)
                     ________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of
    equipment           0           0           0          (586)      (13,323)
                      ________________________________________________________

  Net cash (Used)
  provided by
  Investing Activities  0           0           0          (586)      (13,323)
                      ________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock  0           0           0             0        62,725
  Direct offering costs 0           0           0             0       (14,533)
  Stockholder advances 2,800    2,330       7,660         6,130        18,190
  Contributed capital   0           0           0             0            20
                      ________________________________________________________

    Net Cash Provided
   (Used) By Financing
    Activities      2,800       2,330       7,660         6,130        66,402
                     ________________________________________________________

NET INCREASE(DECREASE)
IN CASH               845           1       1,617           117         1,267

CASH - BEGINNING OF
 PERIOD               422          (7)       (350)         (123)            0
                      ________________________________________________________

CASH - END OF
 PERIOD          $  1,267       $  (6)   $  1,267          $ (6)     $  1,267
                     ________________________________________________________

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED(USED) BY OPERATING ACTIVITIES

NET INCOME(LOSS) $ (2,228)  $  (1,944)   $ (8,651)     $ (8,603)     $(65,485)
                    =========================================================

Adjustments to reconcile net income (loss) to net
 cash provided(used) by operating activities
  Amortization of
   organization costs   0           0           0             0           602
  Cumulative effect of
   accounting change    0           0           0             0           398
  Loss on disposal of
   assets               0           0           163         591         2,538
  Depreciation        358         548         1,156       1,787         9,252
  Change in assets and liabilities
   Organization costs   0           0           0           0          (1,000)
   Accounts receivable  0           0           0          28               0
   Prepaid expenses     0           0           0         256               0
   Supplies             0           0           0           0             (32)
   Inventory          325           0         325         283            (325)
   Accounts payable
    and accrued
    liabilities      (410)       (933)      1,064         331           2,240
   Franchise taxes
    payable             0           0        (100)       (100)              0
                      ________________________________________________________

   Total Adjustments  273        (385)      2,608       3,176          13,673
                      ________________________________________________________

NET CASH PROVIDED(USED)BY OPERATING
ACTIVITIES       $(1,955)     $(2,329)  $  (6,043)  $  (5,427)     $  (51,812)
                   ==========================================================

              See accompanying notes to Financial Statements

                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.


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

                              Kayenta Kreations, Inc.



Date:   October 18, 2001           by:   /s/ Michelle Barlow
                                   Michelle Barlow, Chairman