Form 10KSB
period 2001-12-31
KAYENTA KREATIONS INC
filed 2002-03-01
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 2001    Commission File No. 333-4066

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from           to           .

                       KAYENTA KREATIONS, INC.
            (Name of small business issuer in its charter)

                Nevada                                 87-0554463
     State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                     Identification No.)

    311 South State Street, Suite 460, Salt Lake City, Utah 84111
         (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 364-9262

           1020 Belmont Avenue, Salt Lake City, Utah 84105
    (Former name or former address, if changed since last report.)

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

The Issuer's revenues for its most recent fiscal year.     $   -0-

As of February 28, 2002, the aggregate market value of voting stock held by non-affiliates was approximately $ 41,591 . (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at February 28, 2002: 1,316,292

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     Kayenta Kreations, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 26, 1995. In connection with the organization of the Company, the President and founders of the Company contributed $8,000 cash to initially capitalize the Company in exchange for 800,000 shares of Common Stock. The Company then registered a public offering of its securities to raise funds from such offering with which to commence business operations. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-4066, which became effective October 21, 1996. Pursuant thereto the Company sold 218,900 shares of its common stock to the public at $.25 per share and raised gross proceeds of $54,725. The offering was completed in February, 1997. The Company then used the net proceeds from this offering to provide the working capital necessary to commence business operations. However, the Company did not generate any significant revenues from operations and is still considered a development stage company.

     (B)  BUSINESS OF COMPANY.

     The Company was engaged in the business of producing and marketing specialty children's coloring art books and art coloring pencils. This business was not successful and operations were eventually discontinued. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

EMPLOYEES

     The Company presently has no salaried employees, and does not presently anticipate the need to hire employees. The sole officer of the Company will not be employed full time presently and will not receive a regular salary, wage or other cash compensation for her time, unless and until the Company's business operations develop to the point where a full time or other extensive time commitment is required.

ITEM 2.   PROPERTIES

     The Company presently has no office facilities but for the time being will use the office address of Ms. Brenda White, its President, in Salt Lake City, Utah, on a rent free basis as its principal business address. Management does not intend to seek other office arrangements immediately, but will seek such arrangements at such time in the future as the Company's business requires more extensive facilities, which is not anticipated in the immediate future.

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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Company's public offering closed in February, 1997 and the Common Stock of the Company was eligible for trading in the over-the-counter market after that time. The common stock is quoted under the symbol "KKRI", but has not been traded in the over-the-counter market except on a very limited and sporadic basis. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                Low
     March 31, 2000                2.00                .56
     June 30, 2000                 2.00                2.00
     September 30, 2000            2.00                2.00
     December 31, 2000              .63                 .50

     March 31, 2001                .35                 .03
     June 30, 2001                 .34                 .03
     September 30, 2001            .35                 .09
     December 31, 2001             .35                 .09

     (B)  HOLDERS.

     As of February 1, 2002, there were approximately 23 record holders of the Company's Common Stock.

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

     The Company has experienced losses from its inception. The Company was engaged in the business of producing and marketing specialty children's coloring art books and art coloring pencils. This business was not successful and operations were eventually discontinued. The Company has no operating capital or income producing assets. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings.

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

                              Term Served As   Positions
Name of Director         Age  Director/Officer With Company

Brenda White             43   Since February   President &
                              15, 2002         Secretary/Treasurer

     Michelle Barlow resigned February 15, 2002, as the sole director and executive officer of the Company, and appointed Brenda White to replace her. Brenda White now serves as management of the Company. A brief description of her background and business experience is as follows:

     Brenda White serves as President, Secretary/Treasurer and Director of the Company. She has been employed since 1995 as the secretary of Lynn Dixon, a principal shareholder of the Company, and serves at his request.

     Ms. White holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The sole officer/director is entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on behalf of the Company. Presently, the officer only devotes a portion of her time to the affairs of the Company. She is not employed full time and does not receive a regular salary, wage for her time, and will not unless and until the Company's business operations develop to the point where a full time or other extensive time commitment is required. The Company presently has no formal employment agreements or other arrangements or understandings with the officer regarding the commitment of time or the payment of salaries or other compensation. However, the officer is prepared to devote such time as may be necessary to the development of the Company's business. The amounts of compensation and other terms of any full time employment arrangements with Ms. White would be determined if and when such arrangements become necessary.

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

                          Title of  Amount and Nature of Percent
Name and Address           Class    Beneficial Ownership of Class

Brenda White               Common           -0- shares     0%
311 S. State, #460
Salt Lake City, UT 84111

Michelle Barlow            Common     250,000 shares      19%
1020 Belmont Ave.
Salt Lake City, UT 84105

Eslie Barlow               Common     342,250 shares      26%
1354 S. 1000 W.
Salt Lake City, UT 84104

Lynn Dixon                 Common     505,142 shares      38%
311 S. State, #460
Salt Lake City, UT 84111

All officers and
directors as a             Common        -0- shares       0%
group (1 person)

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

CHANGES IN CONTROL

     Michelle Barlow and Eslie Barlow have pledged all shares beneficially owned by them, in connection with a $100,000 loan from Lynn Dixon, to secure a promissory note dated May 3, 2001, due in one year. In the event of a default in the obligation secured by the pledge, an execution upon the pledge could, at a subsequent date, result in a change in control of the Company.

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

     On February 27, 2002, additional common stock was issued to Lynn Dixon; 100,000 shares in exchange for $10,000 cash, and 130,142 shares in cancellation of indebtedness totaling $13,014.17 of principal and accrued interest. Also, 67,250 shares were issued to an entity controlled by Eslie Barlow in cancellation of indebtedness totaling $6,179.64 of principal and accrued interest. This increased the total issued and outstanding common stock to 1,316,292 shares.

     It is contemplated that the Company may enter into certain transactions with officers, directors or affiliates of the Company which may involve conflicts of interest in that they will not be arms' length transactions. These transactions include the following:

     The Company presently has no office facilities but for the time being will use as its business address the office address of Ms. Brenda White on a rent free basis, until such time as the Company may require more extensive facilities and the Company has the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to the Company on such a basis for any specific length of time.

     The Company has no formal written employment agreement or other contracts with its President, and there is no assurance that the services and facilities to be provided by Ms. White will be available for any specific length of time in the future. Ms. White anticipates devoting only a portion of her time to the affairs of the Company. If and when the business operations of the Company increase and a more extensive time commitment is needed, Ms. White is prepared to devote more time to the Company, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements with Ms. White would be determined if and when such arrangements become necessary.

CONFLICTS OF INTEREST

     In addition to the conflicts of interest that are inherent in the foregoing transactions, conflicts of interest may also arise from the fact that the President and director of the Company will not be employed full time and will have other activities and business interests, to which she will also devote time and attention. Inasmuch as the President will not receive any regular salary or wage from the Company, at least initially, these other activities include other employment or business activities. These other activities could give rise to a conflict with respect to certain operations of the Company, particularly with respect to the amount of time management devotes to the Company and to these other activities.

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2001.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


KAYENTA KREATIONS, INC.



By:     /s/Brenda White                             Date:       2/28/02
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Brenda White                            Date:        2/28/02
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                      KAYENTA KREATIONS, INC.
                   (A Development  Stage Company)

                        FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                WITH

                   INDEPENDENT  AUDITOR'S REPORT

                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)


                              CONTENTS


                                                            PAGE

  Independent Auditor's Report                              1

  Balance Sheets, December 31, 2001 and 2000                2

  Statements of Operations, for the years ended
       December 31, 2001 and 2000                           3

  Statement of Stockholders' Equity, from inception
       to December 31, 2001                                 4

  Statements of Cash Flows, for the years ended
       December 31, 2001 and 2000                           5

  Notes to Financial Statements                             6-7

  Independent Auditor's Report

  Board of Director
  KAYENTA KREATIONS,  INC.
  Salt Lake City, Utah

  I have audited the accompanying balance sheets of Kayenta Kreations, Inc. (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception (December 26, 1995) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

  I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kayenta Kreations, Inc. (a development stage company) as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and from inception (December 26, 1995) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company is in the development stage and has incurred a net loss of $10,842 for 2001 and has incurred net losses since inception. At December 31, 2001, the Company has only $98 in assets. These factors, and the others discussed in Note 5 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.




  /s/David T. Thomson, P.C.
  Salt Lake City, Utah
  January 30, 2002

                       KAYENTA KREATIONS, INC.
                    (A Development Stage Company)

                            BALANCE SHEETS

                                ASSETS

                                               December 31,       December 31,
                                                     2001               2000
                                               ____________       ____________


CURRENT ASSETS
     Cash in bank                                    $  98               $  0
     Supplies                                            0                 32
     Inventory                                           0                650
                                               ____________       ____________

          Total Current Assets                          98                682
                                               ____________       ____________

EQUIPMENT AND DISPLAYS
     Office equipment                                    0              4,040
     Displays                                            0              3,931
                                               ____________       ____________

                                                         0              7,971
     Less accumulated depreciation                       0             (5,119)
                                               ____________       ____________

                                                         0              2,852
                                               ____________       ____________

TOTAL ASSETS                                         $  98           $  3,534
                                               ============       ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft                                  $  0            $    350
     Accounts payable and accrued expenses          2,102               1,176
     Stockholders' advances                        17,640              10,530
     State franchise tax payable                      100                 100
                                               ____________       ____________

          Total current Liabilities                19,842              12,156
                                               ____________       ____________

DEFERRED TAXES PAYABLE                                  0                   0
                                               ____________       ____________

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock; $.001 par value,
       5,000,000 shares authorized,
        no shares issued and outstanding                0                   0
     Common stock; $.001 par value,
       50,000,000 shares authorized,
        1,018,900 and 1,018,900 shares
       issued and outstanding respectively          1,019               1,019
     Capital in excess of par value                46,913              47,193
     Earnings (deficit) accumulated during
       the development stage                      (67,676)            (56,834)
                                               ____________       ____________

          Total Stockholders' Equity (Deficit)    (19,744)             (8,622)
                                               ____________       ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  98            $  3,534
                                               ============       ============


The accompanying notes are an integral part of these financial statements.

                       KAYENTA KREATIONS, INC.
                    (A Development Stage Company)

                       STATEMENTS OF OPERATIONS

                                   For the        For the        Cumulative
                                   Year Ended     Year Ended     During the
                                   December 31,   December 31,   Development
                                       2001           2000          Stage
                                   __________________________________________


SALES
     Sales - net                       $  0         $  377         $  2,814
     Less cost of Sales                   0           (284)          (1,518)
                                   __________________________________________

          Gross Margin                    0             93            1,296
                                   __________________________________________

SELLING, GENERAL AND ADMINISTRATIVE
     Accounting and legal             5,795          5,322           21,115
     Amortization                         0              0              602
     General and administrative       1,825          2,284           33,083
     Depreciation                     1,514          2,335            9,610
                                   __________________________________________

          Total Selling, General
          and Administration          9,134          9,941           64,410
                                   __________________________________________

NET INCOME FROM OPERATIONS           (9,134)        (9,848)         (63,114)

OTHER INCOME (EXPENSE)
     Loss on asset disposal            (163)        (2,547)          (2,710)
     Interest income                      0              0              900
     Interest expense                (1,545)          (751)          (2,354)
                                   __________________________________________

NET INCOME (LOSS) BEFORE
     INCOME TAXES                   (10,842)       (13,146)         (67,278)

Income tax (provision) benefit            0            132                0
                                   __________________________________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE         (10,842)       (13,014)         (67,278)

Cumulative effect of accounting
change for organization costs             0              0             (398)
                                   __________________________________________

NET INCOME (LOSS)                  $(10,842)    $  (13,014)      $  (67,676)
                                   ==========================================

EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                  $      0     $        0       $        0

CUMULATIVE EFFECT OF ACCOUNTING CHANGE    0              0                0
                                   __________________________________________

EARNINGS (LOSS) PER SHARE          $      0     $        0       $        0
                                   ==========================================


The accompanying notes are an integral part of these financial statements.

                       KAYENTA KREATIONS, INC.
                    (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Earnings
                                                                  (Loss)
                                                                  Accumulated
                                                       Capital in During the
                                         Common Stock   Excess of Development
                                         Shares  Amount Par Value  Stage
                                        _____________________________________

BALANCE, December 26, 1995 (Inception)          0  $   0      $  0      $  0

Shares issued to initial stockholders
  for cash December 26, 1995
  at $.01 per share                       500,000    500     4,500         0

Net income(loss)from December 26, 1995
  (inception) to December 31, 1995              0      0         0        (2)
                                        _____________________________________

BALANCE, December 31, 1995                500,000    500     4,500        (2)

Additional shares issued to initial
  stockholders for cash March 6, 1996
   at $.01 per share                      300,000    300     2,700         0

Capital contributed by officer
      and shareholder                           0      0        20         0

Net income (loss) for the year ended
  December 31, 1996                             0      0         0      (365)
                                        _____________________________________

BALANCE, December  31, 1996               800,000    800     7,220      (367)

Shares issued pursuant to a sale of
     common to the public for cash
     February 1997 at $.25 per share      218,900    219    54,506         0

Direct costs of offering                        0      0   (14,533)        0

Net income (Loss) for the year ended
     December 31, 1997                          0      0         0   (21,705)
                                        _____________________________________

BALANCE, December  31, 1997             1,018,900  1,019    47,193   (22,072)

Net income (Loss) for the year ended
     December 31, 1998                          0      0         0   (10,755)
                                        _____________________________________

BALANCE, December 31, 1998              1,018,900  1,019    47,193   (32,827)

Net income (Loss) for the year ended
     December 31, 1999                          0      0         0   (10,993)
                                        _____________________________________

BALANCE, December 31, 1999              1,018,900  1,019    47,193   (43,820)

Net income (Loss) for the year ended
     December 31, 2000                          0      0         0   (13,014)
                                        _____________________________________

BALANCE, December 31, 2000              1,018,900  1,019    47,193   (56,834)

Capital distributed on assets
     exchanged for debt                         0      0      (280)

Net income (Loss) for the year ended
     December 31, 2001                          0      0         0   (10,842)
                                        _____________________________________

BALANCE, December 31, 2001              1,018,900 $1,019  $ 46,913  $(67,676)
                                        =====================================


The accompanying notes are an integral part of these financial statements.

                     KAYENTA KREATIONS, INC.
                  (A Development Stage Company)

                     STATEMENTS OF CASH FLOWS

                                        For the      For the      Cumulative
                                        Year Ended   Year Ended   During the
                                        December 31, December 31, Development
                                            2001         2000        Stage
                                        _____________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
     Cash from sales                        $  0      $  377      $  2,814
     Cash paid for organization costs          0           0        (1,000)
     Cash from interest                        0           0           900
     Cash paid for interest                    0         (22)          (80)
     Cash paid for supplies and employee
      services                            (7,712)     (7,226)      (56,115)
                                        _____________________________________

          Net Cash (Used) by Operating
           Activities                     (7,712)     (6,871)      (53,481)
                                        _____________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
     Disposal(acquisition) of
      equipment - net                          0        (586)      (13,323)
                                        _____________________________________

          Net cash(Used) by Investing
           Activities                          0        (586)      (13,323)
                                        _____________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                      0           0        62,725
     Direct offering costs                     0           0       (14,533)
     Contributed capital and stockholders'
      advances                             8,160       7,230        18,710
                                        _____________________________________

          Net Cash Provided (Used) By
           Financing Activities            8,160       7,230        66,902
                                        _____________________________________

NET INCREASE (DECREASE) IN CASH              448        (227)           98

CASH - BEGINNING OF PERIOD                  (350)       (123)            0
                                        _____________________________________

CASH - END OF PERIOD                     $    98   $    (350)    $      98
                                        =====================================

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                        $(10,842) $ (13,014)    $ (67,676)
                                        _____________________________________

Adjustments to reconcile net income(loss)
 to net cash provided(used) by operating
 activities
          Amortization of organization costs    0          0           602
          Cumulative effect of accounting
           change                               0          0           398
          Depreciation                      1,514      2,335         9,610
          Assets disposed or exchanged for
           debt - net                           8      2,547         2,383
          Deferred taxes                        0       (132)            0
          Change in assets and liabilities
               Organization costs               0         0         (1,000)
               Accounts receivable              0        28              0
               Prepaid expenses                 0       255              0
               Supplies                        32       (32)             0
               Inventory                      650       315              0
               Accounts payable               926       827          2,102
               Franchise taxes payable          0         0            100
                                        _____________________________________

                    Total Adjustments       3,130     6,143         14,195
                                        _____________________________________

NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                              $ (7,712) $ (6,871)     $ (53,481)
                                        =====================================

The accompanying notes are an integral part of these financial statements.

                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

  NOTE   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization - The Company was organized under the laws of the State of Nevada on December 26, 1995, and has elected a fiscal year end of December 31st. The Company was formed to engage in the business of producing and marketing a children's coloring art book depicting various aspects of life in the Southwestern and Western United States. On December 30, 2001, the directors and shareholders of the Company approved to discontinue all existing business operations and dispose of its remaining assets (see Note
       3). The Company will now begin to look for a business opportunity, merger or acquisition without regard to any specific industry or line of business. Prior to this action, the Company was considered a development stage Company as defined in SFAS No 7. The Company, has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirement of the Company and other relevant factors.

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

       Income Taxes - Due to losses at December 31, 2001 and 2000 no provision for income taxes has been made. There are deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods. Those differences arise from the recording of depreciation for financial statement purposes in a different manner as compared to depreciation recorded for tax purposes.

       Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2001, the Company did not have non-cash investing activities but it did have non-cash financing activities thatare explained in Note 3. During 2000 the Company did not have non-cash investing and financing activities.

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

       Inventory - Inventories prior to disposition were stated at the lower of cost, determined by the First-in, First-out method, or market. Cost includes materials and conversion costs.

                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

  NOTE   1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       Equipment and displays - Equipment and displays prior to disposition were recorded at cost. The Company used the straight line method of computing depreciation for financial reporting purposes and generally uses accelerated methods for income tax purposes. The estimated lives of the equipment and displays were 5 to 7 years.

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

       The Company is using the home of its President as its office on a rent free basis. The rent is of nominal value. As of December 31, 2001 and 2000 no compensation has been paid or accrued to any officers or directors of the Corporation.

       Certain stockholders of the Company have advanced funds on a short-term basis. The advances carry interest at 10% per annum and are unsecured. The advances and interest are to be repaid as soon as possible by the Company. The total amount advanced at December 31, 2001 is $17,640. Subsequent to December 31, 2001, an additional $1,000 was advanced to the Company by a stockholder.

       On December 30, 2001, upon approval by directors and shareholders, the Company discontinued all existing business operations and sold its remaining assets, having a net book value of $1,499 to an officer and stockholder in exchange for cancellation of a loan and accrued interest owed to the officer and stockholder in the total amount of $1,219. The assets were assigned, sold and transferred to the officer in satisfaction of the debt. The difference between the net book value of the assets and the amount of the debt was $280 and has been recorded as a capital distribution in the financial statements.

  NOTE   4  -  INCOME TAXES

       The income tax provision consists of the following:

    Current income taxes payable         $      -
    Deferred tax liability (benefit)            -

                                         $      -

       Prior to the disposition of fixed assets the income tax provision differed from the expense that would result form applying federal statutory tax rates to income before income taxes because of differences of depreciation expense between book and tax.

                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

  NOTE   4  -  INCOME TAXES - CONTINUED

       At December 31, 2001 and 2000 the Company had net federal operating losses (NOL) of $64,934 and $55,291 respectively which can be carried forward to offset operating income. The NOL will expire as shown below. Valuation allowances of $11,234 and $8,436 respectively, have been established for deferred tax assets. The change in the NOL allowances for 2001 and 2000 was $2,798 and $1,820. The net operating losses expire as follows:

                Year of
               Expiration         Amount
                    2010          $      2
                    2011          $    365
                    2012          $ 21,836
                    2018          $ 11,556
                    2019          $ 10,349
                    2020          $ 11,183
                    2021          $  9,643

  NOTE   5  -  GOING CONCERN

       The company has experienced losses of $10,842 and $13,014 in 2001 and 2000 and has experienced losses from its inception. The Company has limited operating capital and no income producing assets and again sustained losses during its development stage. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and corporate good standing and existence but has ceased operations. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings. Management believes it has resources currently available to maintain the entity as a going concern.

  NOTE   6  -  ADVERTISING

       The Company expenses advertising costs as they are incurred. There were no amounts paid for advertising for the years ended December 31, 2001 and 2000.