Form 10QSB
period 2002-03-31
KAYENTA KREATIONS INC
filed 2002-05-16
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2002

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

                            (801) 364-9262
         (Registrant's telephone number, including area code)

           1020 Belmont Avenue, Salt Lake City, Utah 84105
(Former name, former address and former fiscal year, if changed since last report)

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

The number of $.001 par value common shares outstanding at March 31, 2002:
1,316,292

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                   KAYENTA KREATIONS, INC.
                (A Development Stage Company)

                    FINANCIAL STATEMENTS

              THREE MONTHS ENDED MARCH 31, 2002
                         (Unaudited)

                             AND

                YEAR ENDED DECEMBER 31, 2001

                     KAYENTA KREATIONS, INC.
                  (A Development Stage Company)

                          BALANCE SHEETS


                              ASSETS


                                                   March 31,      December 31,
                                                        2002      2001
                                                   __________________________

CURRENT ASSETS
     Cash in bank                                  $  10,158      $       98
                                                   __________________________

          Total Current Assets                        10,158              98
                                                   __________________________

TOTAL ASSETS                                       $  10,158      $       98
                                                   ==========================

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses         $      53      $    2,102
     Stockholders' advances                            3,000          17,640
     State franchise tax payable                         120             100
                                                   __________________________

          Total current Liabilities                    3,173          19,842
                                                   __________________________

STOCKHOLDERS' EQUITY
     Preferred stock; $.001 par value, 5,000,000
        shares authorized, no shares issued and
        outstanding                                        0               0
     Common stock; $.001 par value, 50,000,000
        shares authorized, 1,316,292 and 1,018,900
        shares issued and outstanding respectively     1,316           1,019
     Capital in excess of par value                   76,358          46,913
     Earnings(deficit) accumulated during the
        development stage                            (70,689)        (67,676)
                                                   __________________________

          Total Stockholders' Equity (Deficit)         6,985         (19,744)
                                                   __________________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  10,158      $       98
                                                   ==========================

The accompanying notes are an integral part of these financial statements.

                     KAYENTA KREATIONS, INC.
                  (A Development Stage Company)

                     STATEMENTS OF OPERATIONS

                                         For the       For the
                                       Three Months  Three Months  Cumulative
                                          Ended         Ended      During the
                                        March 31,      March 31,   Development
                                          2002            2001        Stage
                                        ____________________________________

SALES
     Sales - net                                $  0      $  0      $  2,814
     Less cost of Sales                            0         0        (1,518)
                                        ____________________________________

          Gross Margin                             0         0         1,296
                                        ____________________________________

SELLING, GENERAL AND ADMINISTRATIVE
     Accounting and legal                      2,930       500        24,045
     Amortization                                  0         0           602
     General and administrative                   30       147        33,113
     Depreciation                                  0       399         9,610
                                        ____________________________________

          Total Selling, General and
            Administration                     2,960     1,046        67,370
                                        ____________________________________

NET INCOME FROM OPERATIONS                    (2,960)   (1,046)      (66,074)

OTHER INCOME (EXPENSE)
     Loss on asset disposal                        0         0        (2,710)
     Interest income                               0         0           900
     Interest expense                            (53)     (282)       (2,407)
                                        ____________________________________

NET INCOME (LOSS) BEFORE INCOME TAXES         (3,013)   (1,328)      (70,291)

Income tax (provision) benefit                     0         0             0
                                        ____________________________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                   (3,013)   (1,328)      (70,291)

Cumulative effect of accounting change for
organization costs                                 0         0          (398)
                                        ____________________________________

NET INCOME (LOSS)                          $  (3,013)  $(1,328)    $ (70,689)
                                        ====================================

EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                               $  0      $  0     $       0

CUMULATIVE EFFECT OF ACCOUNTING CHANGE          0.00      0.00          0.00
                                        ____________________________________

EARNINGS (LOSS) PER SHARE                       $  0      $  0     $       0
                                        ====================================

The accompanying notes are an integral part of these financial statements.

                     KAYENTA KREATIONS, INC.
                  (A Development Stage Company)

                     STATEMENTS OF CASH FLOWS

                                          For the      For the
                                        Three Months Three Months Cumulative
                                           Ended        Ended     During the
                                         March 31,    March 31,   Development
                                           2002         2001         Stage
                                        ____________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
     Cash from sales                           $  0      $  0      $  2,814
     Cash paid for organization costs             0         0        (1,000)
     Cash from interest                           0         0           900
     Cash paid for interest                       0         0           (80)
     Cash paid for supplies
       and employee services                 (2,940)     (648)      (59,055)
                                        ____________________________________
          Net Cash (Used) by
          Operating Activities               (2,940)     (648)      (56,421)
                                        ____________________________________
CASH FLOWS FROM INVESTING ACTIVITIES
     Disposal(acquisition) of equipment-net       0         0       (13,323)
                                        ____________________________________
          Net cash (Used) by
          Investing Activities                    0         0       (13,323)
                                        ____________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                    10,000         0        72,725
     Direct offering costs                        0         0       (14,533)
     Contributed capital and
       stockholders' advances                 3,000     1,020        21,710
                                        ____________________________________

          Net Cash Provided (Used) By
          Financing Activities               13,000     1,020        79,902
                                        ____________________________________

NET INCREASE (DECREASE) IN CASH              10,060       372        10,158

CASH - BEGINNING OF PERIOD                       98      (350)            0
                                        ____________________________________

CASH - END OF PERIOD                      $  10,158      $ 22     $  10,158
                                        ====================================

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED(USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                         $  (3,013)  $(1,328)    $ (70,689)
                                        ====================================

Adjustments to reconcile net income(loss)
  to net cash provided(used) by operating
  activities
    Amortization of organization costs            0         0           602
    Cumulative effect of accounting change        0         0           398
    Depreciation                                  0       399         9,610
    Asset disposal                                0         0         2,383
    Change in assets and liabilities
      Organization costs                          0         0        (1,000)
      Accounts receivable                         0         0             0
      Prepaid expenses                            0         0             0
      Accounts payable and accrued expenses      53       281         2,155
      Franchise taxes payable                    20         0           120
                                        ____________________________________

        Total Adjustments                        73       680        14,268
                                        ____________________________________

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                $  (2,940)   $ (648)    $ (56,421)
                                        ====================================

NONCASH TRANSACTIONS
  Exchange of assets for debt and
    asset distribution                    $       0    $1,499     $   1,499
                                        ====================================
  Common stock issued as payment for
    debt and accrued interest             $  19,742    $    0     $  19,742
                                        ====================================

The accompanying notes are an integral part of these financial statements.

                   KAYENTA KREATIONS, INC.
                (A Development Stage Company)

           NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

     The Company without audit has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.


NOTE 2  -  STOCKHOLDERS' ADVANCES

     Advances   from   Stockholders  to  the   Company   are
     unsecured, to be repaid upon demand or within one year and carry interest at 10% per annum. Advances for the quarter totaled $3,000.


NOTE 3  -  RELATED PARTY TRANSACTIONS

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

     On February 27, 2002, the Company sold 100,000 restricted shares of its common stock to an existing stockholder at $.10 per share for $10,000. At the same time, the Company approved the issuance of 197,392 restricted shares of its common stock at $.10 per share to certain stockholders to satisfy advances and accrued interest owed to them by the Company. The principal and interest owed to them was calculated through December 31, 2001. The stockholders agreed to forgive any interest accrued since December 31, 2001, and the issuance of stock constituted payment in full to the lenders. The amount owed for principle and interest at the time of the debt satisfaction was $19,742.

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


                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) No instruments defining the rights of the holders of any class of registered securities have been materially modified.

     (b) No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities.

     (c) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (d) The Company was incorporated under the laws of the State of Nevada on December 26, 1995. In connection with the organization of the Company, the President and founders of the Company contributed $8,000 cash to initially capitalize the Company in exchange for 800,000 shares of Common Stock. The Company then registered a public offering of its securities to raise funds from such offering with which to commence business operations. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-4066, which became effective October 21, 1996. Pursuant thereto the Company sold 218,900 shares of its common stock to the public at $.25 per share and raised gross proceeds of $54,725. The offering was completed in February, 1997. The Company then used the net proceeds from this offering to provide the working capital necessary to commence business operations. However, the Company did not generate any significant revenues from operations and is still considered a development stage company. The Company was engaged in the business of producing and marketing specialty children's coloring art books and art coloring pencils. This business was not successful and operations were eventually discontinued. See Part I, Item 1 (financial statements) and Item 2 (management's discussion) for financial information and a discussion regarding use of proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company has experienced losses from its inception. The Company has not generated any significant revenues from operations and is considered a development stage company. The Company was engaged in the business of producing and marketing specialty children's coloring art books and art coloring pencils. This business was not successful and operations were eventually discontinued. The Company is not presently engaged in any significant business activities and has no operations. The Company has no operating capital or income producing assets. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.  None

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Kayenta Kreations, Inc.



Date:   May 10, 2002          by:   /s/ Brenda White
                                   Brenda White, Chairman