Form 10QSB
period 2002-06-30
KAYENTA KREATIONS INC
filed 2002-08-05
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2002

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

The number of $.001 par value common shares outstanding at June 30, 2002:
1,316,292

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                   KAYENTA KREATIONS, INC.
               (A Development  Stage Company)

                    FINANCIAL STATEMENTS

               SIX MONTHS ENDED JUNE 30, 2002
                         (Unaudited)

                             AND

                YEAR ENDED DECEMBER 31, 2001

                  KAYENTA KREATIONS, INC.
               (A Development Stage Company)

                       BALANCE SHEETS

                           ASSETS

                                                       June 30,  December 31,
                                                         2002        2001
                                                      (Unaudited)
                                                      ______________________

CURRENT ASSETS
     Cash in bank                                      $  10,053      $  98
                                                      ______________________

          Total Current Assets                            10,053         98
                                                      ______________________

TOTAL ASSETS                                           $  10,053      $  98
                                                      ======================


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                113      2,102
     Stockholders' advances                                4,000     17,640
     State franchise tax payable                              20        100
                                                      ______________________

          Total Current Liabilities                        4,133     19,842
                                                      ______________________

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock; $.001 par value,
        5,000,000 shares authorized,
        no shares issued and outstanding                       0          0
     Common stock; $.001 par value,
        50,000,000 shares authorized,
        1,316,292 and 1,018,900 shares
        issued and outstanding respectively                1,316      1,019
     Capital in excess of par value
     Earnings (deficit) accumulated during the
        development stage                                (71,754)   (67,676)
                                                      ______________________

          Total Stockholders' Equity (Deficit)             5,920    (19,744)
                                                      ______________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  10,053      $  98
                                                      ======================


                            See accompanying notes

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  For the Three     For the Six     Cumulative
                                  Months Ended      Months Ended    During the
                                    June 30,          June 30,     Development
                                  2002     2001     2002     2001     Stage
                                _____________________________________________

SALES
     Sales - net                 $  0      $  0     $  0     $  0   $  2,814
     Less cost of Sales             0         0        0        0     (1,518)
                                _____________________________________________

          Gross Margin              0         0        0        0      1,296
                                _____________________________________________

SELLING, GENERAL AND ADMINISTRATIVE
     Accounting and legal         985     3,115    3,915    3,615     25,030
     Amortization                   0         0        0        0        602
     General and administrative    20     1,060       50    1,207     33,133
     Depreciation                   0       399        0      798      9,610
                                _____________________________________________

          Total Selling, General
          and Administration    1,005     4,574    3,965    5,620     68,375
                                _____________________________________________

NET INCOME FROM OPERATIONS     (1,005)   (4,574)  (3,965)  (5,620)   (67,079)

OTHER INCOME (EXPENSE)
     Interest income                0         0        0        0        900
     Loss on asset disposal         0      (163)       0     (163)    (2,710)
     Interest expense             (60)     (358)    (113)    (640)    (2,467)
                                _____________________________________________

NET INCOME BEFORE TAXES        (1,065)   (5,095)  (4,078)  (6,423)   (71,356)
     Income tax (provision) benefit 0         0        0        0          0
                                _____________________________________________


NET INCOME (LOSS( BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE    (1,065)   (5,095)  (4,078)  (6,423)   (71,356)
     Cumulative effect of
     accounting change
     for organization costs         0         0        0        0       (398)
                                _____________________________________________

NET INCOME (LOSS)             $(1,065)  $(5,095) $(4,078) $(6,423)  $(71,754)
                                =============================================

EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                $  0      $  0     $  0     $  0    $ (0.07)
                                =============================================
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                $  0      $  0     $  0     $  0    $ (0.00)
                                =============================================

EARNINGS (LOSS) PER SHARE        $  0      $  0     $  0     $  0    $ (0.07)
                                =============================================


                            See accompanying notes

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                    For the Three    For the Six    Cumulative
                                    Months Ended     Months Ended   During the
                                      June 30,         June 30,     Development
                                    2002     2001    2002     2001    Stage
                                  _____________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash from sales                  $  0      $  0    $  0     $  0    $  2,814
  Cash paid for organization costs    0         0       0        0      (1,000)
  Cash from interest                  0         0       0        0         900
  Cash paid for interest              0         0       0        0         (80)
  Cash paid for supplies and
   employee services             (1,005)   (3,340)  (3,945) (3,988)    (60,060)
  Cash paid for taxes              (100)     (100)    (100)   (100)       (100)
                                  _____________________________________________
       Net Cash (Used) by
     	 Operating Activities      (1,105)   (3,440)  (4,045) (4,088)    (57,526)
                                  _____________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Disposal (acquisition) of
   equipment - net                    0         0        0       0     (13,323)
                                  _____________________________________________

       Net cash (Used) provided by
     	 Investing Activities           0         0        0       0     (13,323)
                                  _____________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                0         0   10,000       0      72,725
  Direct offering costs               0         0        0       0     (14,533)
  Contributed capital and
   stockholder advances           1,000     3,840    4,000   4,860      22,710
                                  _____________________________________________

       Net Cash Provided (Used)
	 By Financing Activities    1,000     3,840   14,000   4,860      80,902
                                  _____________________________________________

NET INCREASE (DECREASE) IN CASH    (105)      400    9,955     772      10,053

CASH - BEGINNING OF PERIOD       10,158        22       98    (350)          0
                                 _____________________________________________

CASH - END OF PERIOD            $10,053    $  422  $10,053  $  422    $ 10,053
                                 =============================================

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)               $(1,065)  $(5,095) $(4,078) $(6,423)  $(71,754)
                                  _____________________________________________

Adjustments to reconcile net income
(loss) to net cash provided (used)
by operating activities
  Amortization of organization
   costs                              0         0        0        0        602
  Cumulative effect of
   accounting change                  0         0        0        0        398
  Asset disposal                      0       163        0      163      2,383
  Depreciation                        0       399        0      798      9,610
  Change in assets and liabilities
   Organization costs                 0         0        0        0     (1,000)
   Accounts payable and
    accrued liabilities              60     1,193      113    1,474      2,215
   Franchise taxes payable         (100)     (100)     (80)    (100)        20
                                  _____________________________________________

       Total Adjustments            (40)    1,655       33    2,335     14,228
                                  _____________________________________________

NET CASH PROVIDED(USED)
BY OPERATING ACTIVITIES         $(1,105)  $(3,440) $(4,045) $(4,088)  $(57,526)
                                  =============================================
NONCASH TRANSACTIONS
     Exchange of assets for debt
     and asset distribution        $  0      $  0     $  0  $ 1,499   $  1,499
                                  =============================================
     Common stock issued as payment
     for debt and accrued interest $  0      $  0  $19,742  $     0   $ 19,742
                                  =============================================


                            See accompanying notes

                   KAYENTA KREATIONS, INC.
                (A Development Stage Company)


           NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statement have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2002 and 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.


NOTE 2  -  STOCKHOLDERS' ADVANCES

     Advances from Stockholders to the Company are unsecured, to be repaid upon demand or within one year and carry interest at 10% per annum. Advances for the quarter totaled $1,000. The advances balance through June 30, 2002 is $4,000.


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

     Michelle Barlow and Eslie Barlow have pledged all shares beneficially owned by them, in connection with a $100,000 loan from Lynn Dixon, to secure a promissory note dated May 3, 2001, originally due in one year, but which was extended for an additional year. In the event of a default in the obligation secured by the pledge, an execution upon the pledge could, at a subsequent date, result in a change in control of the Company.

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

                              Kayenta Kreations, Inc.



Date:   August 5, 2002        by:   /s/ Brenda White
                                   Brenda White, Chairman