Form 10QSB/A
period 2002-06-30
KAYENTA KREATIONS INC
filed 2002-08-27
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB/A


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

                              Kayenta Kreations, Inc.



Date:   August 26, 2002        by:   /s/ Brenda White
                                   Brenda White, Chairman



Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned Chief Executive Officer and Chief Financial Officer certify that this report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:   August 26, 2002        by:   /s/ Brenda White
                                   Brenda White, Chairman