Form 10QSB
period 2002-09-30
KAYENTA KREATIONS INC
filed 2002-11-12
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   September 30, 2002

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

The number of $.001 par value common shares outstanding at September 30, 2002:
1,316,292

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                   KAYENTA KREATIONS, INC.
                (A Development Stage Company)

                    FINANCIAL STATEMENTS

            NINE MONTHS ENDED SEPTEMBER 30, 2002
                         (Unaudited)

                             AND

                YEAR ENDED DECEMBER 31, 2001

                          KAYENTA KREATIONS, INC.
                       (A Development Stage Company)

                               BALANCE SHEETS

                                   ASSETS

                                                       September   December
                                                           30,         31,
                                                          2002        2001
                                                       (Unaudited)
                                                      ______________________

CURRENT ASSETS
  Cash in bank                                           $9,028        $98
                                                      ______________________

          Total Current Assets                            9,028         98
                                                      ______________________

TOTAL ASSETS                                             $9,028        $98
                                                      ======================

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                 $213     $2,102
  Stockholders' advances                                  4,000     17,640
  State franchise tax payable                                20        100
                                                      ______________________

          Total Current Liabilities                       4,233     19,842
                                                      ______________________

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock; $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding              -          -
  Common stock; $.001 par value, 50,000,000 shares
    authorized, 1,316,292 and 1,018,900 shares            1,316      1,019
    issued and outstanding respectively
  Capital in excess of par value                         76,358     46,913
  Earnings(deficit) accumulated during the              (72,880)   (67,676)
    development stage                                 ______________________

          Total Stockholders' Equity(Deficit)             4,794    (19,744)
                                                      ______________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $9,027        $98
                                                      ======================


              See accompanying notes to financial statements.

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                For the Three     For the Nine     Cumulative
                                Months Ended      Months Ended     During the
                                September 30,     September 30,    Development
                                2002     2001     2002     2001      Stage
                                _____________________________________________

SALES
  Sales - net                      $-        $-        $-        $-    $2,814
  Less cost of Sales                -         -         -         -    (1,518)
                                _____________________________________________

       Gross Margin                 -         -         -         -     1,296
                                _____________________________________________

SELLING, GENERAL AND
ADMINISTRATIVE
  Accounting and legal          1,005     1,080     4,920     4,695    26,035
  Amortization                      -         -         -         -       602
  General and administrative       20       353        70     1,560    33,153
  Depreciation                      -       358         -     1,156     9,610
                                _____________________________________________

       Total Selling, General   1,025     1,791     4,990     7,411    69,400
       and Administration
                                _____________________________________________

NET INCOME FROM OPERATIONS     (1,025)   (1,791)   (4,990)   (7,411)  (68,104)

OTHER INCOME (EXPENSE)
  Interest income                   -         -         -         -       900
  Loss on asset disposal            -         -         -      (163)   (2,710)
  Interest expense               (101)     (437)     (214)   (1,077)   (2,568)
                                _____________________________________________

NET INCOME BEFORE TAXES        (1,126)   (2,228)   (5,204)   (8,651)  (72,482)
  Income tax (provision)
  benefit                           -         -         -         -         -
                                _____________________________________________

NET INCOME(LOSS) BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE              (1,126)   (2,228)   (5,204)   (8,651)  (72,482)
  Cumulative effect of
  accounting change for
  organization costs                -         -         -         -      (398)

NET INCOME(LOSS)              $(1,126)  $(2,228)  $(5,204)  $(8,651) $(72,880)
                                =============================================

EARNINGS(LOSS) PER SHARE
BEFORE ACCOUNTING CHANGE      $ (0.00)  $ (0.00)  $ (0.00)  $ (0.01) $  (0.07)
                                =============================================

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE               $-        $-        $-        $-     $  (0.00)
                                =============================================

EARNINGS (LOSS) PER           $ (0.00)  $ (0.00)  $ (0.00)  $ (0.01) $  (0.07)
SHARE
                                =============================================






              See accompanying notes to financial statements.

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                    For the Three   For the Nine   Cumulative
                                    Months Ended    Months Ended   During the
                                    September 30,   September 30,  Development
                                    2002     2001   2002     2001    Stage
                                  _____________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES
  Cash from sales                    $-        $-       $-       $-    $2,814
  Cash paid for organization costs    -         -        -        -    (1,000)
  Cash from interest                  -         -        -        -       900
  Cash paid for interest              -         -        -        -       (80)
  Cash paid for supplies and
   employee services             (1,025)   (1,955)  (4,970)  (5,943)  (61,085)
  Cash paid for taxes                 -         -     (100)    (100)     (100)
                                  _____________________________________________

    Net Cash (Used) by Operating
     Activities                  (1,025)   (1,955)  (5,070)  (6,043)  (58,551)
                                  _____________________________________________

CASH FLOWS FROM INVESTING
ACTIVITIES
  Disposal(acquisition) of            -         -        -        -   (13,323)
   equipment - net                _____________________________________________

    Net cash (Used)provided by        -         -        -        -   (13,323)
     Investing Activities         _____________________________________________

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                -         -   10,000        -    72,725
  Direct offering costs               -         -        -        -   (14,533)
  Contributed capital and             -     2,800    4,000    7,660    22,710
   stockholder advances
                                  _____________________________________________

    Net Cash Provided(Used) By        -     2,800   14,000    7,660    80,902
     Financing Activities
                                  _____________________________________________

NET INCREASE (DECREASE) IN CASH  (1,025)      845    8,930    1,617     9,028

CASH - BEGINNING OF PERIOD       10,053       422       98     (350)        -
                                  _____________________________________________

CASH - END OF PERIOD             $9,028    $1,267   $9,028   $1,267    $9,028
                                 =============================================

RECONCILIATION OF NET INCOME
TO NET CASH PROVIDED(USED) BY
OPERATING ACTIVITIES

NET INCOME (LOSS)               $(1,126)  $(2,228) $(5,204) $(8,651) $(72,880)
                                 =============================================
Adjustments to reconcile net
income (loss) to net cash
provided (used) by
operating activities
  Amortization of organization        -         -        -        -       602
   costs
  Cumulative effect of accounting     -         -        -        -       398
   change
  Asset disposal                      -         -        -      163     2,383
  Depreciation                        -       358        -    1,156     9,610
  Change in assets and liabilities
   Organization costs                 -         -        -        -    (1,000)
   Accounts payable and accrued     101      (410)     214    1,064     2,316
    liabilities
   Franchise taxes payable            -         -      (80)    (100)       20
                                  _____________________________________________

        Total Adjustments           101       (52)     134    2,283    14,329
                                  _____________________________________________


NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES            $(1,025)  $(2,280) $(5,070) $(6,368) $(58,551)
                                 =============================================

NONCASH TRANSACTIONS
  Exchange of assets for debt        $-        $-       $-   $1,499    $1,499
    and asset distribution
                                 =============================================
  Common stock issued as payment     $-        $-  $19,742       $-   $19,742
    for debt and accrued interest
                                 =============================================


              See accompanying notes to financial statements.

                   KAYENTA KREATIONS, INC.
                (A Development Stage Company)

           NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 2002 and 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.


NOTE 2 - STOCKHOLDERS' ADVANCES

     Advances from Stockholders to the Company are unsecured, to be repaid upon demand or within one year and carry interest at 10% per annum. Advances for the quarter totaled $-0-. The advances balance through September 30, 2002 is $4,000.


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

ITEM 3. CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Rule 15d-14) for the issuer and have:

     Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date").

     Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated:

     any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

     any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

     any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

     Changes in internal controls. There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     (c) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer that were not registered under the Securities Act.

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

                              Kayenta Kreations, Inc.



Date: October 22, 2002        by:   /s/ Brenda White
                                   Brenda White, Chairman



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




Date: October 22, 2002        by:   /s/ Brenda White
                                   Brenda White, Chairman

                           CERTIFICATIONS*
I, Brenda White, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Kayenta Kreations, Inc., the registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October 22, 2002        /s/ Brenda White
                         Brenda White, Chairman
                         (Chief Executive Officer and Chief Financial
Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.