Form 10KSB
period 2002-12-31
KAYENTA KREATIONS INC
filed 2003-02-25
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002    Commission File No. 333-4066

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

As of February 24, 2003, the aggregate market value of voting stock held by non-affiliates was approximately $ 76,615 . (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2002: 1,316,292

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     Kayenta Kreations, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 26, 1995. In connection with its organization, the President and founders of the Company contributed $8,000 cash to initially capitalize the Company in exchange for 800,000 shares of Common Stock.

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

     Quarter Ended                 High                Low
     March 31, 2001                .35                 .03
     June 30, 2001                 .34                 .03
     September 30, 2001            .35                 .09
     December 31, 2001             .35                 .09

     March 31, 2002                .35                 .09
     June 30, 2002                 .09                 .09
     September 30, 2002            .55                 .19
     December 31, 2002             .55                 .27

     (B)  HOLDERS.

     As of February 19, 2003, there were approximately 19 record holders of the Company's Common Stock.

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

                              Term Served As   Positions
Name of Director         Age  Director/Officer With Company

Brenda White             44   Since February   President &
                              15, 2002         Secretary/Treasurer

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

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


Kayenta Kreations, Inc.



By:     /s/ Brenda White            Date:  February 24, 2003
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Brenda White            Date:  February 24, 2003
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer






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




Date:   February 24, 2003          by:   /s/ Brenda White
                                   Brenda White, Chairman

                           CERTIFICATIONS*
I, Brenda White, certify that:
1. I have reviewed this annual report on Form 10-KSB of Kayenta Kreations, Inc., the registrant;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  February 24, 2003       /s/ Brenda White
                         Brenda White, Chairman
                    (Chief Executive Officer and Chief Financial Officer)

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

                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                WITH

                    INDEPENDENT AUDITOR'S REPORT

                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)


                              CONTENTS


                                                                PAGE

  Independent Auditor's Report                                     1

  Balance Sheets, December 31, 2002 and 2001                       2

  Statements of Operations, for the years ended
       December 31, 2002 and 2001                                  3

  Statement of Stockholders' Equity, from inception
       to December 31, 2002                                      4-5

  Statements of Cash Flows, for the years ended
       December 31, 2002 and 2001                                  6

  Notes to Financial Statements                                  7-9

  Independent Auditor's Report

  Board of Director
  KAYENTA KREATIONS,  INC.
  Salt Lake City, Utah

  I have audited the accompanying balance sheets of Kayenta Kreations, Inc. (a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception (December 26, 1995) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kayenta Kreations, Inc. (a development stage company) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and from inception (December 26, 1995) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company is in the development stage and has incurred a net loss of $6,559 for 2002 and has incurred net losses since inception. At December 31, 2002, the Company has $7,853 in assets. These factors, and the others discussed in Note 5 raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                                 /s/David T. Thomson, P.C.


  Salt Lake City, Utah
  February 6, 2003

                       KAYENTA KREATIONS, INC.
                    (A Development Stage Company)

                            BALANCE SHEETS

                                ASSETS

                                               December 31,       December 31,
                                                   2002               2001
                                               ____________       ____________


CURRENT ASSETS
     Cash in bank                                   $7,853                $98
                                               ____________       ____________

          Total Current Assets                       7,853                 98
                                               ____________       ____________

TOTAL ASSETS                                        $7,853                $98
                                               ============       ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses           $314              $2,102
     Stockholders' advances                         4,000              17,640
     State franchise tax payable                      100                 100
                                               ____________       ____________

          Total current Liabilities                 4,414              19,842
                                               ____________       ____________

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock; $.001 par value,
       5,000,000 shares authorized,
        no shares issued and outstanding                0                   0
     Common stock; $.001 par value,
       50,000,000 shares authorized,
       1,316,292 and 1,018,900 shares
       issued and outstanding respectively          1,316               1,019
     Capital in excess of par value                76,358              46,913
     Earnings (deficit) accumulated during
       the development stage                      (74,235)            (67,676)
                                               ____________       ____________

          Total Stockholders' Equity (Deficit)      3,439             (19,744)
                                               ____________       ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $7,853                 $98
                                               ============       ============


The accompanying notes are an integral part of these financial statements.

                       KAYENTA KREATIONS, INC.
                    (A Development Stage Company)

                       STATEMENTS OF OPERATIONS

                                   For the        For the        Cumulative
                                   Year Ended     Year Ended     During the
                                   December 31,   December 31,   Development
                                       2002           2001          Stage
                                   __________________________________________


SALES
     Sales - net                       $  0           $  0         $  2,814
     Less cost of Sales                   0           (284)          (1,518)
                                   __________________________________________

          Gross Margin                    0              0            1,296
                                   __________________________________________

SELLING, GENERAL AND ADMINISTRATIVE
     Accounting and legal             5,955          5,795           27,070
     Amortization                         0              0              602
     General and administrative         290          1,825           33,373
     Depreciation                         0          1,514            9,610
                                   __________________________________________

          Total Selling, General
          and Administration          6,245          9,134           70,655
                                   __________________________________________

NET INCOME FROM OPERATIONS           (6,245)        (9,134)         (69,359)

OTHER INCOME (EXPENSE)
     Loss on asset disposal               0           (163)          (2,710)
     Interest income                      0              0              900
     Interest expense                  (314)        (1,545)          (2,668)
                                   __________________________________________

NET INCOME (LOSS) BEFORE
     INCOME TAXES                    (6,559)       (10,842)         (73,837)

Income tax (provision) benefit            0              0                0
                                   __________________________________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE          (6,559)       (10,842)         (73,837)

Cumulative effect of accounting
change for organization costs             0              0             (398)
                                   __________________________________________

NET INCOME (LOSS)                   $(6,559)    $  (10,842)      $  (74,235)
                                   ==========================================

EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                  $  (0.01)    $    (0.01)      $    (0.07)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE    0              0                0
                                   __________________________________________

EARNINGS (LOSS) PER SHARE          $  (0.01)    $    (0.01)      $    (0.07)
                                   ==========================================

WEIGHTED AVERAGE SHARES OUTSTANDING 1,291,509    1,018,900        1,010,744
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

                       KAYENTA KREATIONS, INC.
                    (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Earnings
                                                                  (Loss)
                                                                  Accumulated
                                                       Capital in During the
                                         Common Stock   Excess of Development
                                         Shares  Amount Par Value  Stage
                                        _____________________________________

BALANCE, December 26, 1995 (Inception)          0  $   0      $  0      $  0

Shares issued to initial stockholders
  for cash December 26, 1995
  at $.01 per share                       500,000    500     4,500         0

Net income(loss)from December 26, 1995
  (inception) to December 31, 1995              0      0         0        (2)
                                        _____________________________________

BALANCE, December 31, 1995                500,000    500     4,500        (2)

Additional shares issued to initial
  stockholders for cash March 6, 1996
   at $.01 per share                      300,000    300     2,700         0

Capital contributed by officer
      and shareholder                           0      0        20         0

Net income (loss) for the year ended
  December 31, 1996                             0      0         0      (365)
                                        _____________________________________

BALANCE, December  31, 1996               800,000    800     7,220      (367)

Shares issued pursuant to a sale of
     common to the public for cash
     February 1997 at $.25 per share      218,900    219    54,506         0

Direct costs of offering                        0      0   (14,533)        0

Net income (Loss) for the year ended
     December 31, 1997                          0      0         0   (21,705)
                                        _____________________________________

BALANCE, December  31, 1997             1,018,900  1,019    47,193   (22,072)

Net income (Loss) for the year ended
     December 31, 1998                          0      0         0   (10,755)
                                        _____________________________________

BALANCE, December 31, 1998              1,018,900  1,019    47,193   (32,827)

Net income (Loss) for the year ended
     December 31, 1999                          0      0         0   (10,993)
                                        _____________________________________

BALANCE, December 31, 1999              1,018,900  1,019    47,193   (43,820)

Net income (Loss) for the year ended
     December 31, 2000                          0      0         0   (13,014)
                                        _____________________________________

BALANCE, December 31, 2000              1,018,900  1,019    47,193   (56,834)
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

                       KAYENTA KREATIONS, INC.
                    (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Earnings
                                                                  (Loss)
                                                                  Accumulated
                                                       Capital in During the
                                         Common Stock   Excess of Development
                                         Shares  Amount Par Value  Stage
                                        _____________________________________

BALANCE, December 31, 2000              1,018,900 $1,019  $ 47,193  $(56,834)

Capital distributed on assets
     exchanged for debt                         0      0      (280)

Net income (Loss) for the year ended
     December 31, 2001                          0      0         0   (10,842)
                                        _____________________________________

BALANCE, December 31, 2001              1,018,900 $1,019  $ 46,913  $(67,676)

Shares issued for cash at
$.10 per share                            100,000    100     9,900         0

Shares issued to retire debt and
accrued interest at $.10 per share        197,392    197    19,545         0

Net income (Loss) for the year ended
     December 31, 2002                          0      0         0  $ (6,559)
                                        _____________________________________

BALANCE, December 31, 2002              1,316,292 $1,316  $ 76,358  $(74,235)
                                        =====================================

The accompanying notes are an integral part of these financial statements.

                     KAYENTA KREATIONS, INC.
                  (A Development Stage Company)

                     STATEMENTS OF CASH FLOWS

                                        For the      For the      Cumulative
                                        Year Ended   Year Ended   During the
                                        December 31, December 31, Development
                                            2002        2001        Stage
                                        _____________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
     Cash from sales                        $  0        $  0      $  2,814
     Cash paid for organization costs          0           0        (1,000)
     Cash from interest                        0           0           900
     Cash paid for interest                    0           0           (80)
     Cash paid for supplies and employee
      services                            (6,245)     (7,712)      (62,360)
                                        _____________________________________

          Net Cash (Used) by Operating
           Activities                     (6,245)     (7,712)      (59,726)
                                        _____________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
     Disposal(acquisition) of
      equipment - net                          0           0       (13,323)
                                        _____________________________________

          Net cash(Used) by Investing
           Activities                          0           0       (13,323)
                                        _____________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                 10,000           0        72,725
     Direct offering costs                     0           0       (14,533)
     Contributed capital and stockholders'
      advances                             4,000       8,160        22,710
                                        _____________________________________

          Net Cash Provided (Used) By
           Financing Activities           14,000       8,160        80,902
                                        _____________________________________

NET INCREASE (DECREASE) IN CASH            7,755         448         7,853

CASH - BEGINNING OF PERIOD                    98        (350)            0
                                        _____________________________________

CASH - END OF PERIOD                     $ 7,853         $98       $ 7,853
                                        =====================================

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                        $(6,559)   $(10,842)     $(74,235)
                                        _____________________________________

Adjustments to reconcile net income(loss)
 to net cash provided(used) by operating
 activities
  Amortization of organization costs            0          0           602
  Cumulative effect of accounting change        0          0           398
  Depreciation                                  0      1,514         9,610
  Assets disposed or exchanged for
   debt - net                                   0          8         4,485
  Change in assets and liabilities
    Organization costs                          0          0        (1,000)
    Supplies                                    0         32             0
    Inventory                                   0        650             0
    Accounts payable                          314        926           314
    Franchise taxes payable                     0          0           100
                                        _____________________________________

          Total Adjustments                   314      3,130        14,509
                                        _____________________________________

NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                              $ (6,245)  $ (7,712)     $(59,726)
                                        =====================================

NON CASH TRANSACTIONS
 Common stock issued to retire debt      $ 17,640   $      0      $ 17,640
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

       Income Taxes - Due to losses at December 31, 2002 and 2001 no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.

       Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2002 and 2001, the Company did not have non-cash investing activities but it did have non-cash financing activities that are explained in Note 3.

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

       During February 1997, the Company completed an offering of stock to the public at a price of $.25 per share. The Company sold 218,900 shares for a total of $54,725. The direct costs of the offering were $14,533. During February 2002, the Company sold 100,000 restricted shares of it common stock at a price of $.10 per share to an existing stockholder for a total of $10,000. The Company also issued 197,392 restricted shares of its common stock to related parties to satisfy debt at a price per share of $.10. (See Note 3).

  NOTE   3  -  RELATED PARTY TRANSACTIONS

       The Company is using the office of a shareholder as its office on a rent free basis. The rent is of nominal value. As of December 31, 2002 and 2001 no compensation has been paid or accrued to any officers or directors of the Corporation.

       Certain stockholders of the Company have advanced funds on a short-term basis. The advances carry interest at 10% per annum and are unsecured. The advances and interest are to be repaid as soon as possible by the Company. The total amounts advanced at December 31, 2002 and 2001 is $4,000 and $17,640 respectively.

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

       During February 2002, the Company's sole director approved the issuance of 197,392 restricted shares of its common stock to pay advances and accrued interest on the advances. The amount of debt and accrued interest satisfied by the issuance of the common stock was $19,742. The debt was owed to stockholders of the Company. The principal and interest owed to them was calculated through December 31, 2001. The stockholders agreed to forgive any interest accrued since December 31, 2001, and the issuance of stock constituted payment in full to the lenders.

  NOTE   4  -  INCOME TAXES

       The income tax provision consists of the following:

                                                         2002          2001

    Current income taxes payable                     $       -     $       -
    Deferred tax liability(benefit)- net of allowance        -             -

                                                     $       -     $       -

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

       At December 31, 2002 and 2001, the Company had net federal operating losses (NOL) of $71,493 and $64,934 respectively which can be carried forward to offset operating income. The NOL will expire as shown below. Valuation allowances of $12,874 and $11,234 respectively, have been established for deferred tax assets. The change in the NOL allowances for 2002 and 2001 was $1,640 and $2,798. The net operating losses expire as follows:

                Year of
               Expiration          Amount
                    2010          $     2
                    2011          $   365
                    2012          $21,836
                    2018          $11,556
                    2019          $10,349
                    2020          $11,183
                    2021          $ 9,643
                    2022          $ 6,559

  NOTE   5  -  GOING CONCERN

       The company has experienced losses of $6,559 and $10,842 in 2002 and 2001 and has experienced losses from its inception. The Company has limited operating capital and no income producing assets and again sustained losses during its development stage. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and corporate good standing and existence but has ceased operations. This may require additional advances from stockholders or the sale of its common stock to pay accounting and legal fees associated with its filings. Management believes it has resources currently available to maintain the entity as a going concern.

  NOTE   6  -  ADVERTISING

       The Company expenses advertising costs as they are incurred. There were no amounts paid for advertising for the years ended December 31, 2002 and 2001.