Form 10QSB
period 2003-01-31
KAYENTA KREATIONS INC
filed 2003-05-12
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   March 31, 2003

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

The number of $.001 par value common shares outstanding at March 31, 2003:
1,316,292

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                   KAYENTA KREATIONS, INC.
                (A Development Stage Company)

                    FINANCIAL STATEMENTS

              THREE MONTHS ENDED MARCH 31, 2003
                         (Unaudited)

                             AND

                YEAR ENDED DECEMBER 31, 2002

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                      ASSETS


                                                       March 31,  December 31,
                                                          2003       2002
                                                     ____________ ____________
                                                      (Unaudited)

CURRENT ASSETS
     Cash in bank                                         $5,754     $7,853
                                                     ____________ ____________

          Total Current Assets                             5,754      7,853
                                                     ____________ ____________

TOTAL ASSETS                                              $5,754     $7,853
                                                     ============ ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                $1,193       $314
     Stockholders' advances                                4,000      4,000
     State franchise tax payable                               -        100
                                                     ____________ ____________

          Total current Liabilities                        5,193      4,414
                                                     ____________ ____________

STOCKHOLDERS' EQUITY
     Preferred stock; $.001 par value,
        5,000,000 shares authorized,
        no shares issued and outstanding                       -          -
     Common stock; $.001 par value,
        50,000,000 shares authorized,
        1,316,292 and 1,316,292 shares                     1,316      1,316
        issued and outstanding respectively
     Capital in excess of par value                       76,358     76,358
     Earnings (deficit) accumulated during
        the development stage                            (77,113)   (74,325)
                                                     ____________ ____________

          Total Stockholders' Equity (Deficit)               561      3,349
                                                     ____________ ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $5,754     $7,763
                                                     ============ ============

The accompanying notes are an integral part of these financial statements.

                   KAYENTA KREATIONS, INC.
               (A Development Stage Company)

                   STATEMENTS OF OPERATIONS
                        (Unaudited)

                                              For the    For the
                                               Three      Three
                                              Months     Months     Cumulative
                                               Ended      Ended     During the
                                             March 31,  March 31,   Development
                                               2003       2002        Stage
                                             __________________________________

SALES
     Sales - net                                    $-         $-      $2,814
     Less cost of Sales                              -          -      (1,518)
                                             __________________________________

          Gross Margin                               -          -       1,296
                                             __________________________________

SELLING, GENERAL AND ADMINISTRATIVE
     Accounting and legal                        2,770      2,930      29,840
     Amortization                                    -          -         602
     General and administrative                      9         30      33,382
     Depreciation                                    -          -       9,610
                                             __________________________________

          Total Selling, General and             2,779      2,960      73,434
          Administration
                                             __________________________________

NET INCOME FROM OPERATIONS                      (2,779)    (2,960)    (72,138)

OTHER INCOME (EXPENSE)
     Loss on asset disposal                          -          -      (2,710)
     Interest income                                 -          -         900
     Interest expense                              (99)       (53)     (2,767)
                                             __________________________________

NET INCOME (LOSS) BEFORE INCOME TAXES           (2,878)    (3,013)    (76,715)

Income tax (provision) benefit                       -          -           -
                                             __________________________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                     (2,878)    (3,013)    (76,715)

Cumulative effect of accounting change
for organization costs                               -          -        (398)
                                             __________________________________

NET INCOME (LOSS)                              $(2,878)   $(3,013)   $(77,113)
                                             ==================================

EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                              $ (0.00)   $ (0.00)   $  (0.08)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE           (0.00)     (0.00)      (0.00)
                                             __________________________________

EARNINGS (LOSS) PER SHARE                      $ (0.00)   $ (0.00)   $  (0.08)
                                             ==================================
WEIGHTED AVERAGE SHARES OUTSTANDING           1,316,292  1,217,162     980,607
                                             ==================================

The accompanying notes are an integral part of these financial statements.

                 KAYENTA KREATIONS, INC.
              (A Development Stage Company)

                 STATEMENTS OF CASH FLOWS
                        (Unaudited)

                                              For the    For the
                                               Three      Three
                                              Months     Months     Cumulative
                                               Ended      Ended     During the
                                             March 31,  March 31,   Development
                                               2003       2002        Stage
                                             __________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES
  Cash from sales                                 $-          $-       $2,814
  Cash paid for organization costs                 -           -       (1,000)
  Cash from interest                               -           -          900
  Cash paid for interest                           -           -          (80)
  Cash paid for supplies and employee         (2,099)     (2,940)     (64,459)
    services
                                             __________________________________

      Net Cash (Used) by Operating            (2,099)     (2,940)     (61,825)
      Activities
                                             __________________________________

CASH FLOWS FROM INVESTING
ACTIVITIES
  Disposal (acquisition) of equipment - net        -           -      (13,323)
                                             __________________________________

      Net cash (Used) by Investing
      Activities                                   -           -      (13,323)
                                             __________________________________

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                             -      10,000       72,725
  Direct offering costs                            -           -      (14,533)
  Contributed capital and stockholders'            -       3,000       22,710
    advances
                                             __________________________________

      Net Cash Provided (Used)                     -      13,000       80,902
      By Financing Activities

NET INCREASE (DECREASE) IN CASH               (2,099)     10,060        5,754

CASH - BEGINNING OF PERIOD                     7,853          98            -
                                             __________________________________

CASH - END OF PERIOD                         $ 5,754     $10,158     $  5,754
                                             __________________________________

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                            $(2,878)    $(3,013)    $(77,113)
                                             __________________________________

Adjustments to reconcile net income(loss)
to net cash provided (used) by operating
activities
  Amortization of organization costs               -           -          602
  Cumulative effect of accounting change           -           -          398
  Depreciation                                     -           -        9,610
  Asset disposed or exchanged for debt - net       -           -        4,485
  Change in assets and liabilities
    Organization costs                             -           -       (1,000)
    Accounts payable and accrued expenses        879          53        1,193
    Franchise taxes payable                     (100)         20            -
                                             __________________________________

      Total Adjustments                          779          73       15,288
                                             __________________________________
NET CASH PROVIDED(USED) BY OPERATING
ACTIVITIES                                   $(2,099)    $(2,940)    $(61,825)
                                             ==================================
NONCASH TRANSACTIONS
  Common stock issued to retire debt         $     -     $17,640      $17,640
                                             ==================================

The accompanying notes are an integral part of these financial statements.

                   KAYENTA KREATIONS, INC.
                (A Development Stage Company)

           NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2 - STOCKHOLDERS' ADVANCES

     Advances from Stockholders to the Company are unsecured, to be repaid upon demand or within one year and carry interest at 10% per annum. Advances for the quarter totaled $-0-. The advances balance through March 31, 2003 is $4,000.

NOTE 3 - RELATED PARTY TRANSACTIONS

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

NOTE   5 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No.
     7. On December 30, 2001, upon approval by directors and shareholders, the Company discontinued all existing business operations, which were in the development stage, and sold its remaining assets, having a net book value of $1,499 to an officer and stockholder in exchange for cancellation of a loan and accrued interest owed to the officer and stockholder in the total amount of $1,219. The assets were assigned, sold and transferred to the officer in satisfaction of the debt. The difference between the net book value of the assets and the amount of the debt was $280 and has been recorded as a capital distribution in the financial statements. The Company from inception to March 31, 2003 has a total loss of $72,880.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     The Company was incorporated on December 26, 1995. The Company has not yet generated any significant revenues from operations and is considered a development stage company.

     The Company has experienced losses from its inception. The Company was engaged in the business of producing and marketing specialty children's coloring art books and art coloring pencils. This business was not successful and operations were eventually discontinued. The Company had no operations or revenue during the last two fiscal years. The Company has no operating capital or income producing assets. The Company does not have sufficient cash to meet its operational needs for the next twelve months. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings.

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

     Michelle Barlow and Eslie Barlow have pledged all shares beneficially owned by them, in connection with a $100,000 loan from Lynn Dixon, to secure a promissory note dated May 3, 2001, originally due in one year, but which has been extended for two additional years. In the event of a default in the obligation secured by the pledge, an execution upon the pledge could, at a subsequent date, result in a change in control of the Company. On February 27, 2002, additional common stock was issued to Lynn Dixon; 100,000 shares in exchange for $10,000 cash, and 130,142 shares in cancellation of indebtedness totaling $13,014.17 of principal and accrued interest. Also, 67,250 shares were issued to an entity controlled by Eslie Barlow in cancellation of indebtedness totaling $6,179.64 of principal and accrued interest. This increased the total issued and outstanding common stock to 1,316,292 shares.

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

                              Kayenta Kreations, Inc.



Date:   May 8, 2003           by:   /s/ Brenda White
                              Brenda White, Chairman



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




Date:   May 8, 2003           by:   /s/ Brenda White
                                   Brenda White, Chairman

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





Date:  May 8, 2003        /s/ Brenda White
                         Brenda White, Chairman
                    (Chief Executive Officer and Chief Financial Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.