Form 10QSB
period 2003-06-30
KAYENTA KREATIONS INC
filed 2003-08-04
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   June 30, 2003

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

The number of $.001 par value common shares outstanding at June 30, 2003:
1,316,292

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                      KAYENTA KREATIONS, INC.
                   (A Development  Stage Company)

                        FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JUNE 30, 2003
                            (UNAUDITED)

                                AND

                    YEAR ENDED DECEMBER 31, 2002

                            KAYENTA KREATIONS, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                                      ASSETS



                                                       June 30,   December 31,
                                                          2003       2002
                                                     ____________ ____________
                                                      (Unaudited)

CURRENT ASSETS
     Cash in bank                                         $3,973     $7,853
                                                     ____________ ____________

          Total Current Assets                             3,973      7,853
                                                     ____________ ____________

TOTAL ASSETS                                              $3,973     $7,853
                                                     ============ ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                513        314
     Stockholders' advances                                4,000      4,000
     State franchise tax payable                               -        100
                                                     ____________ ____________

          Total Current Liabilities                        4,513      4,414

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock; $.001 par value,
        5,000,000 shares authorized,
        no shares issued and outstanding                       -          -
     Common stock; $.001 par value,
        50,000,000 shares authorized,
        1,316,292 and 1,316,292 shares                     1,316      1,316
        issued and outstanding respectively
     Capital in excess of par value                       76,358     76,358
     Earnings (deficit) accumulated during the
        development stage                                (78,214)   (74,235)
                                                     ____________ ____________

          Total Stockholders' Equity (Deficit)              (540)     3,439
                                                     ____________ ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $3,973     $7,853
                                                     ============ ============

                   See accompanying notes

                   KAYENTA KREATIONS, INC.
               (A Development Stage Company)

                   STATEMENTS OF OPERATIONS
                        (Unaudited)

                                  For the Three    For the Six      Cumulative
                                   Months Ended    Months Ended     During the
                                     June 30,           June 30,    Development
                                  2003     2002      2003     2002     Stage
                             __________________________________________________

SALES
     Sales - net                    $-        $-        $-        $-    $2,814
     Less cost of Sales              -         -         -         -    (1,518)
                             __________________________________________________

          Gross Margin               -         -         -         -     1,296
                             __________________________________________________

SELLING, GENERAL AND
ADMINISTRATIVE
     Accounting and legal          945       985     3,715     3,915    30,785
     Amortization                    -         -         -         -       602
     General and administrative     55        20        64        50    33,437
     Depreciation                    -         -         -         -     9,610
                             __________________________________________________

       Total Selling, General    1,000     1,005     3,779     3,965    74,434
       and Administration    __________________________________________________

NET INCOME FROM OPERATIONS      (1,000)   (1,005)   (3,779)   (3,965)  (73,138)

OTHER INCOME (EXPENSE)
     Interest income                 -         -         -         -       900
     Loss on asset disposal          -         -         -         -    (2,710)
     Interest expense             (101)      (60)     (200)     (113)   (2,868)
                             __________________________________________________

NET INCOME BEFORE TAXES         (1,101)   (1,065)   (3,979)   (4,078)  (77,816)
     Income tax (provision)
       benefit                       -         -         -         -         -
                             __________________________________________________

NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE               (1,101)   (1,065)   (3,979)   (4,078)  (77,816)
     Cumulative effect
     of accounting change
     for organization costs          -         -         -         -      (398)
                             __________________________________________________

NET INCOME (LOSS)              $(1,101)  $(1,065)  $(3,979)  $(4,078) $(78,214)
                             ==================================================
EARNINGS(LOSS) PER SHARE
BEFORE ACCOUNTING CHANGE       $ (0.00)  $ (0.00)  $ (0.00)  $ (0.00) $  (0.08)
                             ==================================================
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                   $-        $-        $-        $-    $(0.00)
                             ==================================================
EARNINGS(LOSS) PER SHARE       $ (0.00)  $ (0.00)  $ (0.00)  $ (0.00) $  (0.08)
                             ==================================================
WEIGHTED AVERAGE SHARES
OUTSTANDING                  1,316,292 1,316,292 1,316,292 1,316,292  1,030,890
                             ==================================================

                   See accompanying notes

                   KAYENTA KREATIONS, INC.
               (A Development Stage Company)

                  STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                  For the Three     For the Six     Cumulative
                                  Months Ended      Months Ended    During the
                                    June 30,          June 30,      Development
                                 2003      2002     2003     2002     Stage
                                _______________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES
  Cash from sales                   $-       $-        $-        $-    $2,814
  Cash paid for organization costs   -        -         -         -    (1,000)
  Cash from interest                 -        -         -         -       900
  Cash paid for interest             -        -         -         -       (80)
  Cash paid for supplies and
    employee services           (1,781)  (1,005)   (3,880)   (3,945)  (66,140)
  Cash paid for taxes                -     (100)        -      (100)     (100)
                                _______________________________________________

    Net Cash (Used) by
    Operating Activities        (1,781)  (1,105)   (3,880)   (4,045)  (63,606)
                                _______________________________________________

CASH FLOWS FROM INVESTING
ACTIVITIES
  Disposal (acquisition) of          -        -         -         -   (13,323)
    equipment - net
                                _______________________________________________

    Net cash (Used)provided          -        -         -         -   (13,323)
    by Investing Activities
                                _______________________________________________

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock               -        -         -     10,000   72,725
  Direct offering costs              -        -         -          -  (14,533)
  Contributed capital and            -    1,000         -      4,000   22,710
    stockholder advances
                                _______________________________________________

    Net Cash Provided(Used)          -    1,000         -     14,000   80,902
    By Financing Activities

NET INCREASE(DECREASE) IN CASH  (1,781)    (105)   (3,880)     9,955    3,973

CASH - BEGINNING OF PERIOD       5,754   10,158     7,853         98        -
                                _______________________________________________

CASH - END OF PERIOD            $3,973  $10,053    $3,973    $10,053   $3,973
                                ===============================================

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES

NET INCOME (LOSS)              $(1,101) $(1,065)  $(3,979)  $(4,078) $(78,214)
                                _______________________________________________

Adjustments to reconcile net
income (loss) to net cash
provided (used) by
operating activities
  Amortization of organization       -        -         -         -       602
    costs
  Cumulative effect of accounting    -        -         -         -       398
    change
  Asset disposal or exchanged        -        -         -         -     4,485
    for debt - net
  Depreciation                       -        -         -         -     9,610
  Change in assets and
     liabilities
    Organization costs               -        -         -         -    (1,000)
    Accounts payable and          (680)      60       199       113       513
     accrued liabilities
    Franchise taxes payable          -     (100)     (100)      (80)        -
                                _______________________________________________

       Total Adjustments          (680)     (40)       99        33    14,608
                                _______________________________________________

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES            $(1,781) $(1,105) $(3,880)  $(4,045) $(63,606)
                                ===============================================

NONCASH TRANSACTIONS
  Common stock issued to retire      $-       $-       $-   $17,640  $ 17,640
    debt
                                ===============================================


                   See accompanying notes

                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2003 and 2002 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial states and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.


  NOTE 2  -  STOCKHOLDERS' ADVANCES

       Advances from Stockholders to the Company are unsecured, to be repaid upon demand or within one year and carry interest at 10% per annum. Advances for the quarter totaled $-0-. The advances balance through June 30, 2003 is $4,000.


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

  NOTE   4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

       The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. On December 30, 2001, upon approval by directors and shareholders, the Company discontinued all existing business operations, which were in the development stage, and sold its remaining assets, having a net book value of $1,499 to an officer and stockholder in exchange for cancellation of a loan and accrued interest owed to the officer and stockholder in the total amount of $1,219. The assets were assigned, sold and transferred to the officer in satisfaction of the debt. The difference between the net book value of the assets and the amount of the debt was $280 and has been recorded as a capital distribution in the financial statements. The Company from inception to March 31, 2003 has a total loss of $78,214.





                      KAYENTA KREATIONS, INC.
                   (A Development Stage Company)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE   4 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN - CONTINUED

       The entity's ability to accomplish it business strategy and to ultimately become profitable is at this time dependent on the success of its ability to generate significant revenue and to ultimately achieve profitable operations. At present the Company's only asset is cash of $3,973. There can be no assurance that the Company will be able to obtain additional funding or profits from future operations and, if available, that the profits from its operations or the funding if obtained will be on terms favorable to or affordable or in adequate amounts needed to complete its current business plan. The Company's management is exploring all of its options so that it can successfully develop successful operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

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

                              Kayenta Kreations, Inc.



Date:   July 31, 2003              by:   /s/ Brenda White
                                        Brenda White, Chairman



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




Date:   July 31, 2003              by:   /s/ Brenda White
                                        Brenda White, Chairman

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





Date:  July 31, 2003                /s/ Brenda White
                             Brenda White, Chairman
                       (Chief Executive Officer and Chief Financial Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.