Form 10QSB
period 2003-09-30
KAYENTA KREATIONS INC
filed 2003-11-14
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   September 30, 2003

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

The number of $.001 par value common shares outstanding at September 30, 2003:
1,316,292

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2003

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                PAGE

        -    Unaudited Condensed Balance Sheets,
             September 30, 2003 and December 31, 2002             2


        -    Unaudited Condensed Statements of Operations,
             for the three and nine months ended September 30,
             2003 and 2002 and from inception on December 26,
             1995 through September 30, 2003                      3


        -    Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2003
             and 2002 and from inception on December 26,
             1995 through September 30, 2003                      4


        -    Notes to Unaudited Condensed Financial Statements  5 - 8

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    2,993   $    7,853
                                         ___________  ___________
     Total Current Assets                      2,993        7,853
                                         ___________  ___________
                                          $    2,993   $    7,853
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $        -   $      100
  Accrued interest - related party               637          314
  Shareholder loans                            4,000        4,000
                                         ___________  ___________
     Total Current Liabilities                 4,637        4,414
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                 1,316        1,316
  Capital in excess of par value              76,358       76,358
  Deficit accumulated during the
    development stage                        (79,318)     (74,235)
                                         ___________  ___________
     Total Stockholders' Equity (Deficit)     (1,644)       3,439
                                         ___________  ___________
                                          $    2,993   $    7,853
                                         ___________  ___________






Note: The balance sheet at December 31, 2002 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                      From
                                                                    Inception
                             For the Three        For the Nine     On December
                             Months Ended         Months Ended      26, 1995
                             September 30,        September 30,      Through
                           ___________________  __________________  September
                              2003      2002      2003       2002   30, 2003
                           _________  ________  ________  ________  _________
REVENUE                     $     -   $     -   $     -   $     - $    2,814

COST OF GOODS SOLD                -         -         -         -      1,518
                           _________  ________  ________  ________  _________
GROSS PROFIT                      -         -         -         -      1,296

EXPENSES:
  General and
    administrative              981     1,025     4,760     4,990     75,415
                           _________  ________  ________  ________  _________

LOSS BEFORE OTHER INCOME
  (EXPENSE)                    (981)   (1,025)   (4,760)   (4,990)   (74,119)

OTHER INCOME (EXPENSE)
  Loss on asset disposal          -         -         -         -     (2,710)
  Interest income                 -         -         -         -        900
  Interest expense             (123)     (101)     (323)     (214)    (2,991)
                           _________  ________  ________  ________  _________
      Total Other
        Income (Expense)       (123)     (101)     (323)     (214)    (4,801)
                           _________  ________  ________  ________  _________

LOSS BEFORE INCOME TAXES     (1,104)   (1,126)   (5,083)   (5,204)   (78,920)

CURRENT TAX EXPENSE               -         -         -         -          -

DEFERRED TAX EXPENSE              -         -         -         -          -
                           _________  ________  ________  ________  _________
LOSS BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE       (1,104)   (1,126)   (5,083)   (5,204)   (78,920)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                       -         -         -         -       (398)
                           _________  ________  ________  ________  _________

NET LOSS                    $(1,104)  $(1,126)  $(5,083)  $(5,204)  $(79,318)
                           _________  ________  ________  ________  _________

LOSS PER COMMON SHARE:
  Continuing operations     $  (.00)  $  (.00)  $  (.00)  $  (.00)  $   (.08)
  Cumulative effect of
    change in accounting
    principle                     -         -         -         -       (.00)
                           _________  ________  ________  ________  _________

  Net Loss Per
    Common Share            $  (.00)  $  (.00)  $  (.00)  $  (.00)  $   (.08)
                           _________  ________  ________  ________  _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                From
                                                              Inception
                                            For the Nine      On December
                                            Months Ended       26, 1995
                                            September 30,      Through
                                          __________________  September
                                            2003      2002     30, 2003
                                          ________  ________   _________
Cash Flows from Operating Activities:
 Net loss                                 $(5,083)  $(5,204)   $(79,318)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Amortization expense                          -         -         602
  Depreciation                                  -         -       9,610
  Effect of change in
    accounting principle                        -         -         398
  Loss on disposal of assets                    -         -       4,485
  Changes in assets and liabilities:
   (Decrease) in accounts payable            (100)      (80)          -
   Increase in accrued
     interest - related party                 323       214         637
                                          ________  ________   _________
        Net Cash (Used) by
         Operating Activities              (4,860)   (5,070)    (63,586)
                                          ________  ________   _________

Cash Flows from Investing Activities:
 Payment of organization costs                  -         -      (1,000)
 Purchase of equipment                          -         -     (13,323)
                                          ________  ________   _________
        Net Cash (Used) by
         Investing Activities                   -         -     (14,323)
                                          ________  ________   _________
Cash Flows from Financing Activities:
 Proceeds from shareholder loans                -     4,000      22,690
 Proceeds from common stock issuance            -    10,000      72,725
 Stock offering costs                           -         -     (14,533)
 Capital contributions                          -         -          20
                                          ________  ________   _________
     Net Cash Provided by
      Financing Activities                      -    14,000      80,902
                                          ________  ________   _________

Net Increase (Decrease) in Cash            (4,860)    8,930       2,993

Cash at Beginning of Period                 7,853        98           -
                                          ________  ________   _________

Cash at End of Period                     $ 2,993   $ 9,028    $  2,993
                                          ________  ________   _________

Supplemental Disclosures of
  Cash Flow Information:
  Cash paid during the periods for:
    Interest                              $     -   $     -    $     80
    Income taxes                          $     -   $     -    $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September 30, 2003:
     None

  For the nine months ended September 30, 2002:
     In February 2002, the Company issued 197,392 shares of common stock to repay loans and accrued interest totaling $19,742.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Kayenta Kreations, Inc. ("the Company") was organized under the laws of the State of Nevada on December 26, 1995. The Company was formed to engage in the business of producing and marketing a children's coloring art book depicting various aspects of life in the Southwestern and Western United States. On December 31, 2001 the Company discontinued all its existing business operations and disposed of its remaining assets. The Company is seeking other business opportunities or possible mergers or acquisitions. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Inventory - Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

  Revenue Recognition - The Company recognizes revenue from sales upon delivery of the product.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 6].

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to September
  30,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2003 financial statements.

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2003 and December 31, 2002.

  Common Stock - In December 1995, in connection with its organization, the Company issued 500,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $5,000 (or $.01 per share).

  In March 1996, the Company issued 300,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $3,000 (or $.01 per share).

  In February 1997, the Company issued 218,900 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $54,725 (or $.25 per share). Stock offering costs of $14,533 were netted against the proceeds as a reduction to capital in excess of par value.

  In February 2002, the Company issued 197,392 shares of its previously authorized but unissued common stock to repay loans and accrued interest totaling $19,742 owed to shareholders of the Company (or approximately $.10 per share).

  In February 2002, the Company issued 100,000 shares of its previously authorized but unissued common stock to a shareholder of the Company. Total proceeds from the sale of stock amounted to $10,000 (or $.10 per share).

  Capital Contribution / Distribution - In 1997, an officer/shareholder of the Company contributed $20 to the Company. In 2001, the Company repaid a loan and accrued interest totaling $1,219 owed to an officer/shareholder of the Company by transferring equipment with a net book value of $1,499. The difference of $280 was recorded as a capital distribution. [See Note 5]

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2003, an operating loss carryforward of approximately $76,200, which may be applied against future taxable income and which expires in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $11,400 and $11,200 as of September 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2003 is approximately $200.

NOTE 4 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

  Shareholder Loans - At September 30, 2003 and December 31, 2002, a shareholder of the Company had loaned a total of $4,000 and $4,000, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2003 and 2002 amounted to $323 and $214, respectively.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS [Continued]

  Stock Issuances - In February 2002, the Company issued 197,392 shares of common stock to repay loans and accrued interest totaling $19,742 owed to shareholders of the Company [See Note 2].

  In February 2002, the Company issued 100,000 shares of common stock to a shareholder of the Company for $10,000 [See Note 2].

  Capital Distribution - In December 2001, the Company discontinued its existing business operations and sold its remaining assets, having a net book value of $1,499, to an officer and stockholder in exchange for cancellation of a loan and accrued interest owed to the officer and stockholder in the total amount of $1,219. The assets were assigned, sold and transferred to the officer in satisfaction of the debt. The difference between the net book value of the assets and the amount of the debt was $280 and has been recorded as a capital distribution in the financial statements. [See Note 2]

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:
                                                                        From
                                                                      Inception
                             For the Three        For the Nine      on December
                             Months Ended         Months Ended        26, 1995
                             September 30,        September 30,        Through
                          ____________________  ____________________  September
                             2003       2002      2003       2002     30, 2003
                          _________  _________  _________  _________  _________
  Loss from continuing
    operations
    (numerator)           $ (1,104)  $ (1,126)  $ (5,083)  $ (5,204)  $(78,920)

  Cumulative effect of
    change in accounting
    principle (numerator)        -          -          -          -       (398)
                          _________  _________  _________  _________  _________

  Loss available to
    common shareholders
    (numerator)           $ (1,104)  $ (1,126)  $ (5,083)  $ (5,204)  $(79,318)
                          _________  _________  _________  _________  _________

  Weighted average
    number of common
    shares outstanding
    during the period
    used in loss per
    share (denominator)   1,316,292  1,316,292  1,316,292  1,259,163  1,039,686
                          _________  _________  _________  _________  _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

  The Company was previously amortizing its organization costs, which reflect amounts expended to organize the Company, but during 1999, in accordance with Statement of Position 98-5, the Company expensed the remaining $398 in organization costs which has been accounted for as a change in accounting principle.

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

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal quarter (the "Evaluation Date").

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

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

     (b) Reports on Form 8-K. A Form 8-K was filed October 7, 2003 reporting Changes in Registrant's Certifying Accountant during the quarter for which this report is filed. Effective September 22, 2003, David T. Thomson P.C. resigned as the registrant's certifying accountant. Effective October 6, 2003, Pritchett, Siler, & Hardy, P.C. was selected as the registrant's new certifying accountant for the year ended December 31, 2003.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Kayenta Kreations, Inc.



Date: November 12, 2003            by:   /s/ Brenda White
                                   Brenda White, Chairman