Form 10KSB
period 2003-12-31
KAYENTA KREATIONS INC
filed 2004-04-14
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003    Commission File No. 333-4066

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

As of April 13, 2004, the aggregate market value of voting stock held by non-affiliates was approximately $ 164,175 . (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2003: 1,316,292

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

     (B)  BUSINESS OF COMPANY.

     The Company was engaged in the business of producing and marketing specialty children's coloring art books and art coloring pencils. This business was not successful and operations were eventually discontinued. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions without regard to any specific business or industry. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

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

     Quarter Ended                 High                Low
     March 31, 2002                .35                 .09
     June 30, 2002                 .09                 .09
     September 30, 2002            .55                 .19
     December 31, 2002             .55                 .27

     March 31, 2003                .35                 .27
     June 30, 2003                 .35                 .35
     September 30, 2003            .35                 .35
     December 31, 2003             .45                 .35

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

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

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

     Changes in internal control over financial reporting. There was no significant change in the issuer's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

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

                          Term Served As     Positions
Name of Director     Age  Director/Officer   With Company

Brenda White         44   Since February 15, President &
                          2002               Secretary/Treasurer


     Michelle Barlow resigned February 15, 2002, as the sole director andexecutive officer of the Company, and appointed Brenda White to replace her. Brenda White now serves as management of the Company. A brief description of her background and business experience is as follows:

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

     (E) AUDIT COMMITTEE FINANCIAL EXPERT. The issuer does not have an audit committee financial expert serving on its audit committee, due to lack of funds. The Company is not presently engaged in any significant business activities and has no operations or assets.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Issuer is not subject to Section 16(a).

     CODE OF ETHICS. The issuer has adopted a code of ethics that applies to the issuer's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:
Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; Full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer; Compliance with applicable governmental laws, rules and regulations; The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and Accountability for adherence to the code. The issuer hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

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

All officers and      Common         -0- shares            0%
directors as a
group
(1 person)

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

CHANGES IN CONTROL

     Michelle Barlow and Eslie Barlow have pledged all shares beneficially owned by them, in connection with a $100,000 loan from Lynn Dixon, to secure a promissory note dated May 3, 2001. In the event of a default in the obligation secured by the pledge, an execution upon the pledge could, at a subsequent date, result in a change in control of the Company.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

     (B) REPORTS ON FORM 8-K. A Form 8-K was filed October 7, 2003 reporting Changes in Registrant's Certifying Accountant during the quarter. Effective September 22, 2003, David T. Thomson P.C. resigned as the registrant's certifying accountant. Effective October 6, 2003, Pritchett, Siler, & Hardy, P.C. was selected as the registrant's new certifying accountant for the year ended December 31, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR

249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,425 for the fiscal year ended December 31, 2002 and $3,425 for the fiscal year ended December 31, 2003.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $300 for the fiscal year ended December 31, 2002 and $300 for the fiscal year ended December 31, 2003.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's the board of directors acting as the audit committee.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2003

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                   PAGE

        -    Independent Auditors' Report                            1


        -    Balance Sheet, December 31, 2003                        2


        -    Statements of Operations, for the years
               ended December 31, 2003 and 2002
               and from inception on December 26,
               1995 through December 31, 2003                        3


        -    Statement of Stockholders' Equity (Deficit),
               from inception on December 26, 1995
               through December 31, 2003                           4 - 5


        -    Statements of Cash Flows, for the years
               ended December 31, 2003 and 2002
               and from inception on December 26,
               1995 through December 31, 2003                        6


        -    Notes to Financial Statements                         7 - 11

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
KAYENTA KREATIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Kayenta Kreations, Inc. [a development stage company] as of December 31, 2003, and the related statements of operations, stockholders equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and from inception on December 26, 1995 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted accounting standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Kayenta Kreations, Inc. [a development stage company] as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on December 26, 1995 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note
5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

February 2, 2004
Salt Lake City, Utah

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                      December 31,
                                                          2003
                                                      ___________
CURRENT ASSETS:
  Cash                                                $     1,747
                                                      ___________
        Total Current Assets                                1,747
                                                      ___________
                                                      $     1,747
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                    $       885
  Accrued interest - related party                            738
  Shareholder loans                                         4,000
                                                      ___________
        Total Current Liabilities                           5,623
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                              1,316
  Capital in excess of par value                           76,358
  Deficit accumulated during the
    development stage                                    (81,550)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (3,876)
                                                      ___________
                                                      $    1,747
                                                      ___________








 The accompanying notes are an integral part of this financial statement.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                                For the        From Inception
                                               Year Ended      on December 26,
                                              December 31,      1995 Through
                                           __________________   December 31,
                                             2003      2002         2003
                                           ________  ________  ______________
REVENUE                                    $      -  $      -  $            -

EXPENSES:
  General and administrative                  6,891     6,245          13,136
                                           ________  ________  ______________
LOSS BEFORE OTHER INCOME (EXPENSE)           (6,891)   (6,245)        (13,136)

OTHER INCOME (EXPENSE)
  Interest expense                             (424)     (314)         (3,092)
                                           ________  ________  ______________
LOSS BEFORE INCOME TAXES                     (7,315)   (6,559)        (16,228)

CURRENT TAX EXPENSE                               -         -               -

DEFERRED TAX EXPENSE                              -         -               -
                                           ________  ________  ______________
LOSS FROM CONTINUING OPERATIONS              (7,315)   (6,559)        (16,228)
                                           ________  ________  ______________
DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
    coloring art book business
    (including gain on disposal of $0,
    $0, and $0 respectively)                      -         -         (64,924)
  Income tax benefit                              -         -               -
                                           ________  ________  ______________
LOSS FROM DISCONTINUED OPERATIONS                 -         -         (64,924)
                                           ________  ________  ______________
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                         -         -            (398)
                                           ________  ________  ______________

NET LOSS                                   $ (7,315) $ (6,559) $      (81,550)
                                           ________  ________  ______________

LOSS PER COMMON SHARE:
  Continuing operations                    $   (.01) $   (.01) $         (.02)
  Discontinued operations                         -         -            (.06)
  Cumulative effect of change in
    accounting principle                          -         -            (.00)
                                           ________  ________  ______________

  Net Loss Per Common Share                $   (.01) $   (.01) $         (.08)
                                           ________  ________  ______________



The accompanying notes are an integral part of these financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON DECEMBER 26, 1995

                         THROUGH DECEMBER 31, 2003

                                                                      Deficit
                                                                    Accumulated
                         Preferred Stock  Common Stock   Capital in During the
                          _____________ ________________  Excess of Development
                          Shares Amount   Shares  Amount  Par Value    Stage
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 26, 1995     - $    -         - $    - $        - $         -

Issuance of 500,000 shares
  of common stock for cash
  of $5,000, or $.01 per
  share, December 1995         -      -   500,000    500      4,500           -

Net loss for the period
  ended December 31, 1995      -      -         -      -          -          (2)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 1995     -      -   500,000    500      4,500          (2)

Issuance of 300,000 shares
  of common stock for cash
  of $3,000, or $.01 per
  share, March 1996            -      -   300,000    300      2,700           -

Capital contribution           -      -         -      -         20           -

Net loss for the year
  ended December 31, 1996      -      -         -      -          -        (365)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 1996     -      -   800,000    800      7,220        (367)

Issuance of 218,900 shares
  of common stock for cash
  of $54,725, or $.25 per
  share, net of stock
  offering costs of
  $14,533, February 1997       -      -   218,900    219     39,973           -

Net loss for the year
  ended December 31, 1997      -      -         -      -          -     (21,705)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 1997     -      - 1,018,900  1,019     47,193     (22,072)

Net loss for the year
  ended December 31, 1998      -      -         -      -          -     (10,755)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 1998     -      - 1,018,900  1,019     47,193     (32,827)

Net loss for the year
  ended December 31, 1999      -      -         -      -          -     (10,993)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 1999     -      - 1,018,900  1,019     47,193     (43,820)

Net loss for the year
  ended December 31, 2000      -      -         -      -          -     (13,014)

                                [Continued]

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON DECEMBER 26, 1995

                         THROUGH DECEMBER 31, 2003

                                [Continued]

                                                                      Deficit
                                                                    Accumulated
                         Preferred Stock  Common Stock   Capital in During the
                          _____________ ________________  Excess of Development
                          Shares Amount   Shares  Amount  Par Value    Stage
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 2000     -      - 1,018,900  1,019     47,193     (56,834)

Capital distribution on
  assets exchanged for
  debt                         -      -         -      -       (280)          -

Net loss for the year
  ended December 31, 2001      -      -         -      -          -     (10,842)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 2001     -      - 1,018,900  1,019     46,913     (67,676)

Issuance of 100,000 shares
  of common stock for cash
  of $10,000, or $.10 per
  share, February 2002         -      -   100,000    100      9,900           -

Issuance of 197,392 shares
  of common stock to repay
  debt and accrued
  interest totaling
  $19,742, or
  approximately $.10 per
  share, February 2002         -      -   197,392    197     19,545           -

Net loss for the year
  ended December 31, 2002      -      -         -      -          -      (6,559)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 2002     -      - 1,316,292  1,316     76,358     (74,235)

Net loss for the year
  ended December 31, 2003      -      -         -      -          -      (7,315)
                          ______ ______ _________ ______ __________ ___________
BALANCE, December 31, 2003     - $    - 1,316,292 $1,316 $   76,358 $   (81,550)
                          ______ ______ _________ ______ __________ ___________












 The accompanying notes are an integral part of this financial statement.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                For the        From Inception
                                               Year Ended      on December 26,
                                              December 31,      1995 Through
                                           __________________   December 31,
                                             2003      2002         2003
                                           ________  ________  ______________
Cash Flows from Operating Activities:
 Net loss                                  $ (7,315) $ (6,559) $      (81,550)
 Adjustments to reconcile net loss to net
   cash used by operating activities:
  Amortization expense                            -         -             602
  Depreciation                                    -         -           9,610
  Effect of change in accounting principle        -         -             398
  Loss on disposal of assets                      -         -           4,485
  Changes in assets and liabilities:
   Increase in accounts payable                 785         -             885
   Increase in accrued interest - related
     party                                      424       314             738
                                           ________  ________  ______________
        Net Cash (Used) by Operating
          Activities                         (6,106)   (6,245)        (64,832)
                                           ________  ________  ______________
Cash Flows from Investing Activities:
 Payment of organization costs                    -         -          (1,000)
 Purchase of equipment                            -         -         (13,323)
                                           ________  ________  ______________
        Net Cash (Used) by Investing
          Activities                              -         -         (14,323)
                                           ________  ________  ______________
Cash Flows from Financing Activities:
 Proceeds from shareholder loans                  -     4,000          22,690
 Proceeds from common stock issuance              -    10,000          72,725
 Stock offering costs                             -         -         (14,533)
 Capital contributions                            -         -              20
                                           ________  ________  ______________
        Net Cash Provided by Financing
          Activities                              -    14,000          80,902
                                           ________  ________  ______________

Net Increase (Decrease) in Cash              (6,106)    7,755           1,747

Cash at Beginning of Period                   7,853        98               -
                                           ________  ________  ______________

Cash at End of Period                      $  1,747  $  7,853  $        1,747
                                           ________  ________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                               $      -  $      -  $           80
    Income taxes                           $      -  $      -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended December 31, 2003:
     None

  For the year ended December 31, 2002:
     In February 2002, the Company issued 197,392 shares of common stock to repay loans and accrued interest totaling $19,742.


The accompanying notes are an integral part of these financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Kayenta Kreations, Inc. ("the Company") was organized under the laws of the State of Nevada on December 26, 1995. The Company previously produced and marketed a children's coloring art book depicting various aspects of life in the Southwestern and Western United States. The Company discontinued its coloring art book business effective December 30, 2001 [See Note 2]. The Company is currently seeking other business opportunities. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 8].

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

                       NOTES TO FINANCIAL STATEMENTS

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

  Reclassification - The financial statements for periods prior to  December
  31,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2003 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 30, 2001, the Company discontinued all its existing coloring art book business and sold its remaining assets to repay debt [See Note
  6]. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2003, the Company had no assets or liabilities associated with its discontinued business operations.

  The following is a summary of the results of operations of the Company's discontinued business operations:

                                                For the        From Inception
                                               Year Ended      on December 26,
                                              December 31,      1995 Through
                                           __________________   December 31,
                                             2003      2002         2003
                                           ________  ________  ______________
         Revenue                           $      -  $      -  $        2,814
         Cost of goods sold                       -         -          (1,518)
         General and administrative               -         -         (64,410)
         Other income (expense)                   -         -          (1,810)
                                           ________  ________  ______________
         Net loss                          $      -  $      -  $      (64,924)
                                           ________  ________  ______________

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2003.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK [Continued]

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

  Capital Contribution / Distribution - In 1997, an officer/shareholder of the Company contributed $20 to the Company. In 2001, the Company repaid a loan and accrued interest totaling $1,219 owed to an officer/shareholder of the Company by transferring equipment with a net book value of $1,499. The difference of $280 was recorded as a capital distribution [See Note 6].

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2003, an operating loss carryforward of approximately $78,800, which may be applied against future taxable income and which expires in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $26,800 and $11,200 as of December 31, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2003 is approximately $15,600.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess
  of  current  assets.   These  factors raise substantial  doubt  about  the
  ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

  Shareholder Loans - At December 31, 2003, a shareholder of the Company had loaned a total of $4,000 to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the years ended December 31, 2003 and 2002 amounted to $424 and $314, respectively.

  Stock Issuances - In February 2002, the Company issued 197,392 shares of common stock to repay loans and accrued interest totaling $19,742 owed to shareholders of the Company [See Note 3].

  In February 2002, the Company issued 100,000 shares of common stock to a shareholder of the Company for $10,000 [See Note 3].

  Capital Distribution - In December 2001, the Company discontinued its existing business operations and sold its remaining assets, having a net book value of $1,499, to an officer and stockholder in exchange for cancellation of a loan and accrued interest owed to the officer and stockholder in the total amount of $1,219. The assets were assigned, sold and transferred to the officer in satisfaction of the debt. The difference between the net book value of the assets and the amount of the debt was $280 and has been recorded as a capital distribution in the financial statements [See Note 3].

NOTE 7 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

  The Company was previously amortizing its organization costs, which reflect amounts expended to organize the Company, but during 1999, in accordance with Statement of Position 98-5, the Company expensed the remaining $398 in organization costs which has been accounted for as a change in accounting principle.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                              For the          From Inception
                                             Year Ended        on December 26,
                                            December 31,        1995 Through
                                       ______________________   December 31,
                                          2003        2002          2003
                                       __________  __________  ______________
  Loss from continuing operations
    (numerator)                        $   (7,315) $   (6,559) $      (16,228)
  Loss from discontinued operations
    (numerator)                                 -           -         (64,924)
  Cumulative effect of change in
    accounting principle (numerator)            -           -            (398)
                                       __________  __________  ______________
  Loss available to common
    shareholders (numerator)           $   (7,315) $   (6,559) $      (81,550)
                                       __________  __________  ______________
  Weighted average number of common
    shares outstanding during the
    period used in loss per share
    (denominator)                       1,316,292   1,291,509       1,048,380
                                       __________  __________  ______________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Kayenta Kreations, Inc.



By:   /s/ Brenda White                         Date:   April 13, 2004
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Brenda White                       Date:   April 13, 2004
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.