Form 10QSB
period 2004-03-31
KAYENTA KREATIONS INC
filed 2004-05-17
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   March 31, 2004

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

The number of $.001 par value common shares outstanding at March 31, 2004:
1,316,292

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2004

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Unaudited Condensed Balance Sheets,
            March 31, 2004 and December 31, 2003            2


        -  Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2004
            and 2003 and from inception on December 26,
            1995 through March 31, 2004                     3


        -  Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2004
            and 2003 and from inception on December 26,
            1995 through March 31, 2004                     4


        -  Notes to Unaudited Condensed Financial
            Statements                                   5 - 8

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $       914  $     1,747
                                         ___________  ___________
        Total Current Assets                     914        1,747
                                         ___________  ___________
                                         $       914  $     1,747
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $       880  $       885
  Accrued interest - related party               837          738
  Shareholder loans                            4,000        4,000
                                         ___________  ___________
        Total Current Liabilities              5,717        5,623
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                 1,316        1,316
  Capital in excess of par value              76,358       76,358
  Deficit accumulated during the
    development stage                        (82,477)     (81,550)
                                         ___________  ___________
        Total Stockholders' Equity
          (Deficit)                           (4,803)      (3,876)
                                         ___________  ___________
                                         $       914  $     1,747
                                         ___________  ___________





Note: The balance sheet at December 31, 2003 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                      For the Three Months  From Inception
                                         Ended March 31,    on December 26,
                                      ____________________   1995 Through
                                         2004       2003    March 31, 2004
                                      _________  _________  ______________
REVENUE                               $       -  $       -  $            -

EXPENSES:
  General and administrative                827      2,779          13,963
                                      _________  _________  ______________
LOSS BEFORE OTHER INCOME  (EXPENSE)        (827)    (2,779)        (13,963)

OTHER INCOME (EXPENSE)
  Interest expense                         (100)       (99)         (3,192)
                                      _________  _________  ______________
LOSS BEFORE INCOME TAXES                   (927)    (2,878)        (17,155)

CURRENT TAX EXPENSE                           -          -               -

DEFERRED TAX EXPENSE                          -          -               -
                                      _________  _________  ______________
LOSS FROM CONTINUING OPERATIONS            (927)    (2,878)        (17,155)

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued coloring art
    book business (including gain
    on disposal of $0, $0, and $0
    respectively)                             -          -         (64,924)
  Income tax benefit                          -          -               -
                                      _________  _________  ______________
LOSS FROM DISCONTINUED OPERATIONS             -          -         (64,924)

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                     -          -            (398)
                                      _________  _________  ______________

NET LOSS                              $    (927) $  (2,878) $      (82,477)
                                      _________  _________  ______________

LOSS PER COMMON SHARE:
  Continuing operations               $    (.00) $    (.00) $         (.02)
  Discontinued operations                     -          -            (.06)
  Cumulative effect of change in
    accounting principle                      -          -            (.00)
                                      _________  _________  ______________

  Net Loss Per Common Share           $    (.00) $    (.00) $         (.08)
                                      _________  _________  ______________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                      For the Three Months  From Inception
                                         Ended March 31,    on December 26,
                                      ____________________   1995 Through
                                         2004       2003    March 31, 2004
                                      _________  _________  ______________
Cash Flows from Operating
  Activities:
 Net loss                             $    (927) $  (2,878) $      (82,477)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Amortization expense                        -          -             602
  Depreciation                                -          -           9,610
  Effect of change in accounting
    principle                                 -          -             398
  Loss on disposal of assets                  -          -           4,485
  Changes in assets and
    liabilities:
   Increase (decrease) in
     accounts payable                        (5)       779             880
   Increase (decrease) in accrued
     interest - related party                99          -             837
                                      _________  _________  ______________
        Net Cash (Used) by
          Operating Activities             (833)    (2,099)        (65,665)
                                      _________  _________  ______________

Cash Flows from Investing
  Activities:
 Payment of organization costs                -          -          (1,000)
 Purchase of equipment                        -          -         (13,323)
                                      _________  _________  ______________
        Net Cash (Used) by
          Investing Activities                -          -         (14,323)
                                      _________  _________  ______________

Cash Flows from Financing
  Activities:
 Proceeds from shareholder loans              -          -          22,690
 Proceeds from common stock
   issuance                                   -          -          72,725
 Stock offering costs                         -          -         (14,533)
 Capital contributions                        -          -              20
                                      _________  _________  ______________
     Net Cash Provided by
       Financing Activities                   -          -          80,902
                                      _________  _________  ______________

Net Increase (Decrease) in Cash            (833)    (2,099)            914

Cash at Beginning of Period               1,747      7,853               -
                                      _________  _________  ______________

Cash at End of Period                 $     914  $   5,754  $          914
                                      _________  _________  ______________

Supplemental Disclosures of Cash
  Flow Information:
  Cash paid during the periods for:
    Interest                               $     - $    - $       80
    Income taxes                           $     - $    - $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the period from inception on December 26, 1995 through March 31, 2004:
      In February 2002, the Company issued 197,392 shares of common stock to repay loans and accrued interest totaling $19,742.


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 7].

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

  Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued business operations:

                                         For the Three     From Inception
                                         Months Ended      on December 26,
                                           March 31,        1995, Through
                                     ____________________     March 31,
                                        2004       2003         2004
                                     _________  _________  ______________
         Revenue                     $       -  $       -  $        2,814
         Cost of goods sold                  -          -          (1,518)
         General and administrative          -          -         (64,410)
         Other income (expense)              -          -          (1,810)
                                     _________  _________  ______________
         Net loss                    $       -  $       -  $      (64,924)
                                     _________  _________  ______________

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

       NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2004 and December 31, 2003.

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

  Capital Contribution / Distribution - In 1997, an officer/shareholder of the Company contributed $20 to the Company. In 2001, the Company repaid a loan and accrued interest totaling $1,219 owed to an officer/shareholder of the Company by transferring equipment with a net book value of $1,499. The difference of $280 was recorded as a capital distribution. [See Note 6]

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2004, an operating loss carryforward of approximately $79,700, which may be applied against future taxable income and which expires in various years through 2024.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $27,100 and $26,800 as of March 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended March 31, 2004 is approximately $300.

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

  Shareholder Loans - At March 31, 2004 and December 31, 2003, a shareholder of the Company had loaned a total of $4,000 and $4,000, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the three months ended March 31, 2004 and 2003 amounted to $100 and $99, respectively.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

  Stock Issuances - In February 2002, the Company issued 197,392 shares of common stock to repay loans and accrued interest totaling $19,742 owed to shareholders of the Company [See Note 3].

  In February 2002, the Company issued 100,000 shares of common stock to a shareholder of the Company for $10,000 [See Note 3].

  Capital Distribution - In December 2001, the Company discontinued its existing business operations and sold its remaining assets, having a net book value of $1,499, to an officer and stockholder in exchange for cancellation of a loan and accrued interest owed to the officer and stockholder in the total amount of $1,219. The assets were assigned, sold and transferred to the officer in satisfaction of the debt. The difference between the net book value of the assets and the amount of the debt was $280 and has been recorded as a capital distribution in the financial statements. [See Note 3]

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                      For the Three Months  From Inception
                                        Ended March 31,     on December 26,
                                      ____________________   1995 Through
                                         2004       2003    March 31, 2004
                                      _________  _________  ______________
  Loss from continuing operations
    (numerator)                       $    (927) $  (2,878) $      (17,155)
  Loss from discontinued operations
    (numerator)                               -          -         (64,924)
  Cumulative effect of change in
    accounting principle
    (numerator)                               -          -            (398)
                                      _________  _________  ______________
  Loss available to common
    shareholders (numerator)          $    (927) $  (2,878) $      (82,477)
                                      _________  _________  ______________
  Weighted average number of
    common shares outstanding
    during the period used in
    loss per share (denominator)      1,316,292  1,316,292       1,056,459
                                      _________  _________  ______________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

     The Company has experienced losses from its inception. The Company was engaged in the business of producing and marketing specialty children's coloring art books and art coloring pencils. This business was not successful and operations were eventually discontinued. The Company had no operations or revenue during the last two fiscal years. The Company has no operating capital or income producing assets. The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management's plan of operation for the next twelve months is to attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and no assurances to that effect. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings.

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

     (c) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer that were not registered under the Securities Act. During the past three years, the only securities that the issuer sold without registering the securities under the Securities Act was on February 27, 2002, when additional common stock was issued to Lynn Dixon; 100,000 shares in exchange for $10,000 cash, and 130,142 shares in cancellation of indebtedness totaling $13,014.17 of principal and accrued interest. Also, 67,250 shares were issued to an entity controlled by Eslie Barlow in cancellation of indebtedness totaling $6,179.64 of principal and accrued interest. This increased the total issued and outstanding common stock to 1,316,292 shares. The Company issued these shares in reliance upon the exemption provided by
          Section 4(2) under the Securities Act, for transactions by an issuer not involving any public offering. No public solicitation was employed, the purchasers bought the securities with investment intent and the securities are restricted securities as that term is defined in Rule 144.

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

                              Kayenta Kreations, Inc.



Date:  May 17, 2004                by:   /s/ Brenda White

                                   Brenda White, Chairman