Form 10KSB/A
period 2003-12-31
KAYENTA KREATIONS INC
filed 2004-06-28
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                            FORM 10-KSB/A

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

                               PART III

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

                     Title of  Amount and Nature of Percent
Name and Address      Class    Beneficial Ownership of Class

Brenda White          Common          10,000 shares    0.8%
311 S. State, #460
Salt Lake City, UT
84111

Lynn Dixon            Common       1,087,392 shares   83%
311 S. State, #460
Salt Lake City, UT
84111

All officers and      Common          10,000 shares    0%
directors as a
group (1 person)


     All shares are owned beneficially and of record except 275,000 shares owned beneficially by Lynn Dixon in the name of Elvena, Inc., a corporation solely owned by him.

CHANGES IN CONTROL

     Previously, Michelle Barlow and Eslie Barlow beneficially owned 250,000 shares and 342,250 shares, respectively, which they pledged to secure a $100,000 promissory note dated May 3, 2001. Due to a default in the obligation secured by the pledge, execution upon the pledge in 2003 resulted in a transfer of ownership of these shares to Lynn Dixon. Furthermore, Mr. Dixon gifted 10,000 shares to Brenda White.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Kayenta Kreations, Inc.



By:     /s/ Brenda White                       Date:      June 28, 2004
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Brenda White                       Date:      June 28, 2004
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer