Form 10QSB
period 2004-06-30
KAYENTA KREATIONS INC
filed 2004-08-16
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   June 30, 2004

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

The number of $.001 par value common shares outstanding at June 30, 2004:
1,316,292

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2004

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE

        -    Unaudited Condensed Balance Sheets,
              June 30, 2004 and December 31, 2003                2


        -    Unaudited Condensed Statements of Operations,
              for the three and six months ended June 30, 2004
              and 2003 and from inception on December 26,
              1995 through June 30, 2004                         3


        -    Unaudited Condensed Statements of Cash Flows,
              for the six months ended June 30, 2004
              and 2003 and from inception on December 26,
              1995 through June 30, 2004                         4


        -  Notes to Unaudited Condensed Financial Statements   5 - 9

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $    1,747
                                         ___________  ___________
        Total Current Assets                       -        1,747
                                         ___________  ___________
                                          $        -   $    1,747
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    3,002   $      885
  Accrued interest - related party               942          738
  Advances from related party                  4,500        4,000
                                         ___________  ___________
        Total Current Liabilities              8,444        5,623
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                 1,316        1,316
  Capital in excess of par value              76,358       76,358
  Deficit accumulated during the
    development stage                        (86,118)     (81,550)
                                         ___________  ___________
        Total Stockholders'
             Equity (Deficit)                 (8,444)      (3,876)
                                         ___________  ___________
                                         $         -  $     1,747
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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                     For the Three Months  For the Six Months   From Inception
                        Ended June 30,      Ended June 30,on     December 26,
                     ____________________  ___________________   1995 Through
                         2004     2003        2004     2003     June 30, 2004
                     __________ _________  _________ _________  _____________
REVENUE              $        - $       -  $       - $       -  $           -

EXPENSES:
  General and
   administrative         3,536     1,000      4,363     3,779         17,499
                     __________ _________  _________ _________  _____________
LOSS BEFORE OTHER
  INCOME  (EXPENSE)      (3,536)   (1,000)    (4,363)   (3,779)       (17,499)

OTHER INCOME (EXPENSE)
 Interest expense          (105)     (101)      (205)     (200)        (3,297)
                     __________ _________  _________ _________  _____________
LOSS BEFORE
 INCOME TAXES            (3,641)   (1,101)    (4,568)   (3,979)       (20,796)

CURRENT TAX EXPENSE           -         -          -         -              -

DEFERRED TAX EXPENSE          -         -          -         -              -
                     __________ _________  _________ _________  _____________
LOSS FROM CONTINUING
  OPERATIONS             (3,641)   (1,101)    (4,568)   (3,979)       (20,796)

DISCONTINUED
 OPERATIONS:
  Loss from
   operations of
   discontinued
   coloring art book
   business
   (including gain on
   disposal of $0,
   $0, and $0
   respectively)              -         -          -         -        (64,924)
  Income tax benefit          -         -          -         -              -
                     __________ _________  _________ _________  _____________
LOSS FROM
 DISCONTINUED
 OPERATIONS                   -         -          -         -              -

CUMULATIVE EFFECT OF
 CHANGE IN
 ACCOUNTING PRINCIPLE         -         -          -         -           (398)
                     __________ _________  _________ _________  _____________

NET LOSS             $   (3,641)$  (1,101) $  (4,568)$  (3,979) $     (86,118)
                     __________ _________  _________ _________  _____________

LOSS PER COMMON SHARE:
  Continuing
   operations        $     (.00)$    (.00) $    (.00)$    (.00) $        (.02)
  Discontinued
   operations                 -         -          -         -           (.06)
  Cumulative effect
   of change in
   accounting
   principle                  -         -          -         -           (.00)
                     __________ _________  _________ _________  _____________
  Net Loss Per
   Common Share      $     (.00)$    (.00) $    (.00)$    (.00) $        (.08)
                     __________ _________  _________ _________  _____________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                       For the Six Months    From Inception
                                        Ended June 30,       on December 26,
                                       ___________________    1995 Through
                                           2004    2003      June 30, 2004
                                       _________ _________  _______________
Cash Flows from Operating Activities:
 Net loss                              $  (4,568)$  (3,979) $       (86,118)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Amortization expense                         -         -              602
  Depreciation                                 -         -            9,610
  Effect of change in
   accounting principle                        -         -              398
  Loss on disposal of assets                   -         -            4,485
  Changes in assets and liabilities:
   Increase (decrease) in
    accounts payable                       2,117        99            3,002
   Increase (decrease) in
    accrued interest - related party         204         -              942
                                       _________ _________  _______________
        Net Cash (Used) by
         Operating Activities             (2,247)   (3,880)         (67,079)
                                       _________ _________  _______________
Cash Flows from Investing Activities:
 Payment of organization costs                 -         -           (1,000)
 Purchase of equipment                         -         -          (13,323)
                                       _________ _________  _______________
        Net Cash (Used) by
         Investing Activities                  -         -          (14,323)
                                       _________ _________  _______________

Cash Flows from Financing Activities:
 Proceeds from shareholder loans             500         -           23,190
 Proceeds from common stock issuance           -         -           72,725
 Stock offering costs                          -         -          (14,533)
 Capital contributions                         -         -               20
                                       _________ _________  _______________
     Net Cash Provided by
      Financing Activities                   500         -           81,402
                                       _________ _________  _______________

Net Increase (Decrease) in Cash           (1,747)   (3,880)          (1,747)

Cash at Beginning of Period                1,747     7,853            1,747
                                       _________ _________  _______________

Cash at End of Period                  $       - $   3,973  $             -
                                       _________ _________  _______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                           $       - $       -  $            80
    Income taxes                       $       - $       -  $             -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the period from inception on December 26, 1995 through June 30, 2004:
      In February 2002, the Company issued 197,392 shares of common stock to repay loans and accrued interest totaling $19,742.




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Reclassification - The financial statements for periods prior to June 30, 2004 have been reclassified to conform to the headings and classifications used in the June 30, 2004 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued business operations:

                     For the Three Months  For the Six Months   From Inception
                        Ended June 30,      Ended June 30,on     December 26,
                     ____________________  ___________________   1995 Through
                         2004     2003        2004     2003     June 30, 2004
                     __________ _________  _________ _________  _____________
    Revenue          $        - $       -  $       - $       -  $       2,814
    Cost of
     goods sold               -         -          -         -         (1,518)
    General and
     administrative           -         -          -         -        (64,410)
    Other income
     (expense)                -         -          -         -         (1,810)
                     __________ _________  _________ _________  _____________
    Net loss         $        - $       -  $       - $       -  $     (64,924)
                     __________ _________  _________ _________  _____________

                            KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

       NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004 and December 31, 2003.

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

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2004, an operating loss carryforward of approximately $83,000, which may be applied against future taxable income and which expires in various years through 2024.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $28,300 and $26,800 as of June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2004 is approximately $1,500.

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

  Related Party Loans - At June 30, 2004 and December 31, 2003, a shareholder of the Company had loaned a total of $4,500 and $4,000, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the six months ended June 30, 2004 and 2003 amounted to $205 and $99, respectively.

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

  Capital Distribution - In December 2001, the Company discontinued its existing business operations and sold its remaining assets, having a net book value of $1,499, to an officer and stockholder in exchange for cancellation of a loan and accrued interest owed to the officer and stockholder in the total amount of $1,219. The assets were assigned,sold and transferred to the officer in satisfaction of the debt. The difference between the net book value of the assets and the amount of the debt was $280 and has been recorded as a capital distribution in the financial statements. [See Note 3]

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                     For the Three Months  For the Six Months   From Inception
                        Ended June 30,      Ended June 30,on     December 26,
                     ____________________  ___________________   1995 Through
                         2004     2003        2004     2003     June 30, 2004
                     __________ _________  _________ _________  _____________
  Loss from
   continuing
   operations
   (numerator)       $   (3,641)$  (1,101) $  (4,568)$  (3,979) $     (20,796)
  Loss from
   discontinued
   operations
   (numerator)                -         -          -         -        (64,924)
  Cumulative effect
   of change in
   accounting
   principle
   (numerator)                -         -          -         -           (398)
                     __________ _________  _________ _________  _____________
  Loss available to
   common
   shareholders
   (numerator)       $   (3,641)$  (1,101) $  (4,568)$  (3,979) $     (86,118)
                     __________ _________  _________ _________  _____________
  Weighted average
   number of common
   shares outstanding
   during the period
   used in loss per
   share
   (denominator)      1,316,292 1,316,292  1,316,292 1,316,292      1,056,459
                     __________ _________  _________ _________  _____________

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

                                   Kayenta Kreations, Inc.



Date:  August 10, 2004             by:   /s/ Brenda White
                                   Brenda White, Chairman