Form 10QSB
period 2004-09-30
KAYENTA KREATIONS INC
filed 2004-11-15
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   September 30, 2004

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

The number of $.001 par value common shares outstanding at September 30, 2004:
1,316,292

                  PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     See attached.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Unaudited Condensed Balance Sheets,
            September 30, 2004 and December 31, 2003        2


        -    Unaudited Condensed Statements of
            Operations, for the three and nine months
            ended September 30, 2004 and 2003 and from
            inception on December 26, 1995 through
            September 30, 2004                              3


        - Unaudited Condensed Statements of Cash Flows, for the nine months ended September 30, 2004 and 2003 and from inception on December 26,
            1995 through September 30, 2004                 4


        -    Notes to Unaudited Condensed Financial
            Statements                                  5 - 9

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $    1,747
                                         ___________  ___________
        Total Current Assets                       -        1,747
                                         ___________  ___________
                                          $        -   $    1,747
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    1,260   $      885
  Accrued interest                               105            -
  Accrued interest - related party             1,055          738
  Advances                                     3,582            -
  Advances from related party                  4,500        4,000
                                         ___________  ___________
        Total Current Liabilities             10,502        5,623
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                 1,316        1,316
  Capital in excess of par value              76,358       76,358
  Deficit accumulated during the
    development stage                       (88,176)     (81,550)
                                         ___________  ___________
        Total Stockholders' Equity
         (Deficit)                          (10,502)      (3,876)
                                         ___________  ___________
                                         $         -  $     1,747
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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                             For the Three     For the Nine   From Inception
                             Months Ended      Months Ended   on December 26,
                             September 30,     September 30,   1995 Through
                           _________________ _________________ September 30,
                             2004     2003     2004     2003       2004
                           ________ ________ ________ ________ ____________
REVENUE                    $      - $      - $      - $      - $          -

EXPENSES:
  General and administrative  1,840      981    6,203    4,760       19,339
                           ________ ________ ________ ________ ____________
LOSS BEFORE OTHER
  INCOME  (EXPENSE)         (1,840)    (981)  (6,203)  (4,760)     (19,339)

OTHER INCOME (EXPENSE)
  Interest expense            (218)    (123)    (423)    (323)      (3,515)
                           ________ ________ ________ ________ ____________
LOSS BEFORE INCOME TAXES    (2,058)  (1,104)  (6,626)  (5,083)     (22,854)

CURRENT TAX EXPENSE               -        -        -        -            -

DEFERRED TAX EXPENSE              -        -        -        -            -
                           ________ ________ ________ ________ ____________
LOSS FROM CONTINUING
  OPERATIONS                (2,058)  (1,104)  (6,626)  (5,083)     (22,854)
                           ________ ________ ________ ________ ____________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued coloring
    art book business
    (including gain on
    disposal of $0, $0,
    and $0 respectively)          -        -        -        -     (64,924)
  Income tax benefit              -        -        -        -            -
                           ________ ________ ________ ________ ____________
LOSS FROM DISCONTINUED
  OPERATIONS                      -        -        -        -     (64,924)
                           ________ ________ ________ ________ ____________
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE         -        -        -        -        (398)
                           ________ ________ ________ ________ ____________

NET LOSS                   $(2,058) $(1,104) $(6,626) $(5,083) $   (88,176)
                           ________ ________ ________ ________ ____________

LOSS PER COMMON SHARE:
  Continuing operations    $  (.00) $  (.00) $  (.00) $  (.00) $      (.02)
  Discontinued operations         -        -        -        -        (.06)
  Cumulative effect of
    change in accounting
    principle                     -        -        -        -        (.00)
                           ________ ________ ________ ________ ____________
  Net Loss Per Common Share$  (.00) $  (.00) $  (.00) $  (.00) $      (.08)
                           ________ ________ ________ ________ ____________
 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                           For the Nine      From Inception
                                           Months Ended      on December 26,
                                           September 30,      1995 Through
                                        ____________________  September 30,
                                           2004       2003        2004
                                        _________  _________  ____________
Cash Flows from Operating Activities:
 Net loss                               $ (6,626)  $ (5,083)  $   (88,176)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Amortization expense                          -          -           602
  Depreciation                                  -          -         9,610
  Effect of change in accounting
    principle                                   -          -           398
  Loss on disposal of assets                    -          -         4,485
  Changes in assets and liabilities:
   Increase (decrease) in accounts
     payable                                  375      (100)         1,260
   Increase (decrease) in accrued
     interest                                 105          -           105
   Increase (decrease) in accrued
     interest - related party                 317        323         1,055
                                        _________  _________  ____________
        Net Cash (Used) by
          Operating Activities            (5,829)    (4,860)      (70,661)
                                        _________  _________  ____________

Cash Flows from Investing Activities:
 Payment of organization costs                  -          -       (1,000)
 Purchase of equipment                          -          -      (13,323)
                                        _________  _________  ____________
        Net Cash (Used) by
          Investing Activities                  -          -      (14,323)
                                        _________  _________  ____________

Cash Flows from Financing Activities:
 Proceeds from advances                     3,582          -         3,582
 Proceeds from related party advances         500          -        23,190
 Proceeds from common stock issuance            -          -        72,725
 Stock offering costs                           -          -      (14,533)
 Capital contributions                          -          -            20
                                        _________  _________  ____________
     Net Cash Provided by
       Financing Activities                 4,082          -        84,984
                                        _________  _________  ____________

Net Increase (Decrease) in Cash           (1,747)    (4,860)             -

Cash at Beginning of Period                 1,747      7,853             -
                                        _________  _________  ____________

Cash at End of Period                   $       -  $   2,993  $          -
                                        _________  _________  ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                            $       -  $       -  $         80
    Income taxes                        $       -  $       -  $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   For the period from inception on December 26, 1995 through September 30, 2004:
      In February 2002, the Company issued 197,392 shares of common stock to repay loans and accrued interest totaling $19,742.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 7].

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

  Reclassification - The financial statements for periods prior to September
  30,   2004  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2004 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued business operations:

                             For the Three     For the Nine   From Inception
                             Months Ended      Months Ended   on December 26,
                             September 30,     September 30,   1995 Through
                           _________________ _________________ September 30,
                             2004     2003     2004     2003       2004
                           ________ ________ ________ ________ ____________
    Revenue                $      - $      - $      - $      - $      2,814
    Cost of goods sold            -        -        -        -      (1,518)
    General and administrative    -        -        -        -     (64,410)
    Other income (expense)        -        -        -        -      (1,810)
                           ________ ________ ________ ________ ____________
    Net loss               $      - $      - $      - $      - $   (64,924)
                           ________ ________ ________ ________ ____________

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

       NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2004 and December 31, 2003.

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

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2004, an operating loss carryforward of approximately $85,400, which may be applied against future taxable income and which expires in various years through 2024.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $29,000 and $26,800 as of September 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2004 is approximately $2,200.

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

  Related Party Advances - At September 30, 2004 and December 31, 2003, a shareholder of the Company had loaned a total of $4,500 and $4,000, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2004 and 2003 amounted to $1,055 and $323, respectively.

  At September 30, 2004 and December 31, 2003, the Company's attorney had loaned a total of $3,582 and $0, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2004 and 2003 amounted to $105 and $0, respectively.

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

  The following data show the amounts used in computing loss per share for the periods presented:

                            For the Three       For the Nine   From Inception
                            Months Ended        Months Ended   on December 26,
                            September 30,       September 30,   1995 Through
                        ___________________ ___________________ September 30,
                           2004      2003      2004      2003       2004
                        _________ _________ _________ _________ ____________
  Loss from continuing
    operations
    (numerator)         $ (2,058) $ (1,104) $ (6,626) $ (5,083) $   (22,854)
  Loss from discontinued
    operations
    (numerator)                 -         -         -         -     (64,924)
  Cumulative effect of
    change in accounting
    principle
    (numerator)                 -         -         -         -        (398)
                        _________ _________ _________ _________ ____________
  Loss available to
    common shareholders
    (numerator)         $ (2,058) $ (1,104) $ (6,626) $ (5,803) $   (88,176)
                        _________ _________ _________ _________ ____________
  Weighted average number
    of common shares
    outstanding during
    the period used in
    loss per share
    (denominator)       1,316,292 1,316,292 1,316,292 1,316,292    1,056,459
                        _________ _________ _________ _________ ____________

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

     The Company has experienced losses from its inception. The Company was engaged in the business of producing and marketing specialty children's coloring art books and art coloring pencils. This business was not successful and operations were eventually discontinued. The Company had no operations or revenue during the last two fiscal years. The Company has no operating capital or income producing assets. The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management's plan of operation for the next twelve months is to attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and no assurances to that effect. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and curtail operations and activities to keep it in existence and handle the administrative and reporting requirements of a public company while searching for potential businesses, products, technologies and companies for acquisition. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings. The Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity.

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

Item 2.  Sales of Unregistered Equity Securities and Use of Proceeds

     (a) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act. During the past three years, the only securities that the issuer sold without registering the securities under the Securities Act was on February 27, 2002, when additional common stock was issued to Lynn Dixon; 100,000 shares in exchange for $10,000 cash, and 130,142 shares in cancellation of indebtedness totaling $13,014.17 of principal and accrued interest. Also, 67,250 shares were issued to an entity controlled by Eslie Barlow in cancellation of indebtedness totaling $6,179.64 of principal and accrued interest. This increased the total issued and outstanding common stock to 1,316,292 shares. The Company issued these shares in reliance upon the exemption provided by
          Section 4(2) under the Securities Act, for transactions by an issuer not involving any public offering. No public solicitation was employed, the purchasers bought the securities with investment intent and the securities are restricted securities as that term is defined in Rule 144.

     (b) During the period covered by this report, there were no securities that the issuer sold by registering the securities under the Securities Act.

     (c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act.

Item 3.  Defaults Upon Senior Securities

     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the issuer exceeding 5 percent of the total assets of the issuer.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

Item 5.  Other Information

     None.

Item 6.  Exhibits.

     Exhibit Index - Exhibits required by Item 601 of Regulation S-B.

     (31) Certifications required by Rules 13a-14(a) or 15d-14(a).

     (32) Section 1350 Certifications

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Kayenta Kreations, Inc.



Date: November 10, 2004            by:   /s/ Brenda White
                                   Brenda White, Chairman