Form 10KSB
period 2004-12-31
KAYENTA KREATIONS INC
filed 2005-04-14
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004    Commission File No. 333-4066

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

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

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

As of February 3, 2005, the aggregate market value of voting stock held by non-affiliates was approximately $168,553 . (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2004: 1,316,292

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

      (B)  BUSINESS OF COMPANY.

     The Company was engaged in the business of producing and marketing specialty children's coloring art books and art coloring pencils. This business was not successful and operations were eventually discontinued. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. There is no written agreement with respect to any potential business acquisition. If any suitable potential business acquisition is located and completed, it will in all likelihood involve a change in management and shareholder control of the company.

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

     Quarter Ended                 High                Low
     March 31, 2003                .35                 .27
     June 30, 2003                 .35                 .35
     September 30, 2003            .35                 .35
     December 31, 2003             .45                 .35

     March 31, 2004                 .75                .45
     June 30, 2004                 1.01                .75
     September 30, 2004             .72                .15
     December 31, 2004              .77                .70

      (B)  HOLDERS.

     As of March 18, 2005, there were approximately 17 record holders of the Company's Common Stock.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company was incorporated on December 26, 1995. The Company has not yet generated any significant revenues from operations and is considered a development stage company. Management's plan of operation for the next twelve months is to continue to receive shareholder advances to provide general working capital. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. The Company has experienced losses from its inception. The Company was engaged in the business of producing and marketing specialty children's coloring art books and art coloring pencils. This business was not successful and operations were eventually discontinued. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. There is no written agreement with respect to any potential business acquisition. If any suitable potential business acquisition is located and completed, it will in all likelihood involve a change in management and shareholder control of the company. At December 31, 2004, indebtedness of the Company to certain shareholders in the amount of $9,242 was forgiven and contributed to capital. The Company has no operating capital or income producing assets. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings.

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


                                 Term Served As      Positions
Name of Director        Age      Director/Officer   With Company

Brenda White            45       Since February     President &
                                 15, 2002           Secretary/Treasurer


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

      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is inapplicable.

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

                         Title of        Amount and Nature of Percent
Name and Address          Class          Beneficial Ownership of Class

Brenda White              Common                 10,000 shares   0.8%
311 S. State, #460
Salt Lake City, UT 84111

Lynn Dixon                Common                577,392 shares  43%
311 S. State, #460
Salt Lake City, UT 84111

Thomas G. Kimble          Common                500,000 shares  38%
311 S. State, #460
Salt Lake City, UT 84111

All officers and          Common                 10,000 shares   0.8%
directors as a group
(1 person)


     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership. All shares are owned beneficially and of record except 275,000 shares owned beneficially by Lynn Dixon in the name of Elvena, Inc., a corporation solely owned by him. On April 12, 2005, Lynn Dixon sold 500,000 of the shares registered in his name to Thomas G. Kimble and 10,000 shares to Van Butler.

CHANGES IN CONTROL

     Presently the Company's principal activity has been to investigate potential acquisitions as referred to in item 1 of this Form 10-KSB. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

     There is no written agreement with respect to any potential business acquisition. If any suitable potential business acquisition is located and completed, it will in all likelihood involve a change in management and shareholder control of the company. In the event of completion of an acquisition, it is likely that shareholders of the Company, listed above, will sell a substantial portion of their shares of the Company's stock at or about the time of closing the acquisition at prices which may be less than prices quoted in the OTC market place, if any. There is no written agreement with respect to any such sales.

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

ITEM 13.    EXHIBITS.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,425 for the fiscal year ended December 31, 2003 and $4,340 for the fiscal year ended December 31, 2004.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2003 and $-0- for the fiscal year ended December 31, 2004.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $300 for the fiscal year ended December 31, 2003 and $250 for the fiscal year ended December 31, 2004.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2003 and $-0- for the fiscal year ended December 31, 2004.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's the board of directors acting as the audit committee.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2004

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Report of Independent Registered
             Public Accounting Firm                         1


        -    Balance Sheet, December 31, 2004                2


        -    Statements of Operations, for the years
            ended December 31, 2004 and 2003
            and from inception on December 26,
             1995 through December 31, 2004                  3


        -    Statement of Stockholders' Equity (Deficit),
            from inception on December 26, 1995
               through December 31, 2004                   4 - 5


        -    Statements of Cash Flows, for the years
            ended December 31, 2004 and 2003
            and from inception on December 26,
             1995 through December 31, 2004                  6


        -  Notes to Financial Statements                   7 - 11

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
KAYENTA KREATIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Kayenta Kreations, Inc. [a development stage company] as of December 31, 2004, and the related statements of operations, stockholders equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and from inception on December 26, 1995 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Kayenta Kreations, Inc. [a development stage company] as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on December 26, 1995 through December 31, 2004, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming Kayenta Kreations, Inc. will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
February 10, 2005

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                      December 31,
                                                          2004
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $    1,920
  Accrued interest - related party                              -
  Shareholder loans                                             -
                                                      ___________
        Total Current Liabilities                           1,920
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                              1,316
  Capital in excess of par value                           86,120
  Deficit accumulated during the
    development stage                                    (89,356)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (1,920)
                                                      ___________
                                                      $        -
                                                      ___________








The accompanying notes are an integral part of this financial statement.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                              For the       From Inception
                                             Year Ended     on December 26,
                                            December 31,     1995 Through
                                          __________________  December 31,
                                             2004     2003        2004
                                          _________  ________   _________
REVENUE                                    $     -   $     -    $      -

EXPENSES:
  General and administrative                 7,383     6,891      20,519
                                          _________  ________   _________
LOSS BEFORE OTHER INCOME (EXPENSE)          (7,383)   (6,891)    (20,519)

OTHER INCOME (EXPENSE)
  Interest expense                            (423)     (424)     (3,515)
                                          _________  ________   _________
LOSS BEFORE INCOME TAXES                    (7,806)   (7,315)    (24,034)

CURRENT TAX EXPENSE                              -         -           -

DEFERRED TAX EXPENSE                             -         -           -
                                          _________  ________   _________
LOSS FROM CONTINUING OPERATIONS             (7,806)   (7,315)    (24,034)
                                          _________  ________   _________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued coloring art book
   business (including gain on
   disposal of $0, $0, and
   $0 respectively)                              -         -     (64,924)
  Income tax benefit                             -         -           -
                                          _________  ________   _________
LOSS FROM DISCONTINUED OPERATIONS                -         -     (64,924)
                                          _________  ________   _________
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                        -         -        (398)
                                          _________  ________   _________

NET LOSS                                   $(7,806)  $(7,315)   $(89,356)
                                          _________  ________   _________

LOSS PER COMMON SHARE:
  Continuing operations                    $  (.01)  $  (.01)   $   (.02)
  Discontinued operations                        -         -        (.06)
  Cumulative effect of change in
    accounting principle                         -         -        (.00)
                                          _________  ________   _________

  Net Loss Per Common Share                $  (.01)  $  (.01)   $   (.08)
                                          _________  ________   _________


                                     .
The accompanying notes are an integral part of these financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON DECEMBER 26, 1995

                         THROUGH DECEMBER 31, 2004


                                                                Deficit
                                                                Accumulated
                 Preferred Stock     Common Stock   Capital in  During the
                  ______________  _________________   Excess of Development
                  Shares  Amount    Shares   Amount  Par Value  Stage
                  ______  ______  _________  ______  _________  __________
BALANCE,
December 26, 1995     -  $    -          -  $    -  $       -  $       -

Issuance of
500,000 shares of
common stock for
cash of $5,000,or
$.01 per share,
December 1995         -       -    500,000     500      4,500          -

Net loss for the
period ended
December 31, 1995     -       -          -       -          -         (2)
                  ______  ______  _________  ______  _________  __________
BALANCE,
December 31, 1995     -       -    500,000     500      4,500         (2)

Issuance of
300,000 shares of
common stock for
cash of $3,000,or
$.01 per share,
March 1996            -       -    300,000     300      2,700          -

Capital
contribution          -       -          -       -         20          -

Net loss for the
year ended
December 31, 1996     -       -          -       -          -       (365)
                  ______  ______  _________  ______  _________  __________
BALANCE,
December 31, 1996     -       -    800,000     800      7,220       (367)

Issuance of
218,900 shares of
common stock for
cash of $54,725,
or $.25 per share,
net of stock
offering costs
of $14,533,
February 1997         -       -    218,900     219     39,973          -

Net loss for the
year ended
December 31, 1997     -       -          -       -          -    (21,705)
                  ______  ______  _________  ______  _________  __________
BALANCE,
December 31, 1997     -       -  1,018,900   1,019     47,193    (22,072)

Net loss for the
year ended
December 31, 1998     -       -          -       -          -    (10,755)
                  ______  ______  _________  ______  _________  __________
BALANCE,
December 31, 1998     -       -  1,018,900   1,019     47,193    (32,827)

Net loss for the
year ended
December 31, 1999     -       -          -       -          -    (10,993)
                  ______  ______  _________  ______  _________  __________
BALANCE,
December 31, 1999     -       -  1,018,900   1,019     47,193    (43,820)

Net loss for the
year ended
December 31, 2000     -       -          -       -          -    (13,014)

                                [Continued]

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON DECEMBER 26, 1995

                         THROUGH DECEMBER 31, 2004

                                [Continued]

                                                                Deficit
                                                                Accumulated
                 Preferred Stock     Common Stock   Capital in  During the
                  ______________  _________________   Excess of Development
                  Shares  Amount    Shares   Amount  Par Value  Stage
                  ______  ______  _________  ______  _________  __________
BALANCE,
December 31, 2000     -       -  1,018,900   1,019     47,193    (56,834)

Capital
distribution on
assets exchanged
for debt              -       -          -       -       (280)         -

Net loss for the
year ended
December 31, 2001     -       -          -       -          -    (10,842)
                  ______  ______  _________  ______  _________  __________
BALANCE,
December 31, 2001     -       -  1,018,900   1,019     46,913    (67,676)

Issuance of
100,000 shares of
common stock for
cash of $10,000,
or $.10 per share,
  February 2002        -       -    100,000     100      9,900          -

Issuance of
197,392 shares of
common stock to
repay debt and
accrued interest
totaling $19,742,
or approximately
$.10 per share,
February 2002         -       -    197,392     197     19,545          -

Net loss for the
year ended
December 31, 2002     -       -          -       -          -     (6,559)
                  ______  ______  _________  ______  _________  __________
BALANCE,
December 31, 2002     -       -  1,316,292   1,316     76,358    (74,235)

Net loss for the
year ended
December 31, 2003     -       -          -       -          -     (7,315)
                  ______  ______  _________  ______  _________  __________
BALANCE,
December 31, 2003     -   $   -  1,316,292  $1,316  $  76,358   $(81,550)

Forgiveness of
Debt to related
party, December
31, 2004                                                9,762

Net loss for the
year ended
December 31, 2004     -       -          -       -          -     (7,806)
                  ______  ______  _________  ______  _________  __________
BALANCE,
December 31, 2004     -   $   -  1,316,292  $1,316  $  86,120   $(89,356)
                  ______  ______  _________  ______  _________  __________




The accompanying notes are an integral part of this financial statement.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                              For the       From Inception
                                             Year Ended     on December 26,
                                            December 31,     1995 Through
                                          __________________ December 31,
                                             2004     2003       2004
                                          ________  ________   _________
Cash Flows from Operating Activities:
Net loss                                 $(7,806)  $(7,315)   $(89,356)
Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Amortization expense                          -         -         602
  Depreciation                                  -         -       9,610
  Effect of change in
   accounting principle                         -         -         398
  Loss on disposal of assets                    -         -       4,485
  Changes in assets and liabilities:
   Increase in accounts payable             1,035       785       1,920
   Increase in accrued
    interest - related party                  423       424       1,161
                                          ________  ________   _________
        Net Cash (Used) by
         Operating Activities              (6,348)   (6,106)    (71,180)
                                          ________  ________   _________
Cash Flows from Investing Activities:
Payment of organization costs                  -         -      (1,000)
Purchase of equipment                          -         -     (13,323)
                                          ________  ________   _________
        Net Cash (Used) by
         Investing Activities                   -         -     (14,323)
                                          ________  ________   _________
Cash Flows from Financing Activities:
Proceeds from shareholder loans            4,601         -      27,291
Proceeds from common stock issuance            -         -      72,725
Stock offering costs                           -         -     (14,533)
Capital contributions                          -         -          20
                                          ________  ________   _________
     Net Cash Provided by
      Financing Activities                  4,601         -      85,503
                                          ________  ________   _________

Net Increase (Decrease) in Cash            (1,747)   (6,106)          -

Cash at Beginning of Period                 1,747     7,853           -
                                          ________  ________   _________

Cash at End of Period                     $     -   $ 1,747    $      -
                                          ________  ________   _________

Supplemental Disclosures of
Cash Flow Information:
  Cash paid during the periods for:
    Interest                              $     -   $     -    $     80
    Income taxes                          $     -   $     -    $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended December 31, 2004:
     In December 2004, related parties forgave debt totaling $9,762 which is accounted for as a capital contribution.

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

  Reclassification - The financial statements for periods prior to  December
  31,   2004  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2004 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 30, 2001, the Company discontinued all its existing coloring art book business and sold its remaining assets to repay debt [See Note
  6]. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2004, the Company had no assets or liabilities associated with its discontinued business operations.

  The following is a summary of the results of operations of the Company's discontinued business operations:

                                                          From Inception
                                     For the Year Ended   on December 26,
                                        December 31,      1995, Through
                                  ______________________  December 31,
                                       2004       2003       2003
                                  ___________  _________  ___________
         Revenue                    $       -  $       -  $    2,814
         Cost of goods sold                 -          -      (1,518)
         General and administrative         -          -     (64,410)
         Other income (expense)             -          -      (1,810)
                                  ___________  _________  ___________
         Net loss                   $       -  $       -  $  (64,924)
                                  ___________  _________  ___________

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2004.

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

  During 2004, an officer and other related parties forgave debt and accrued interest in the amount of $9,762.27. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, Accounting for Certain Equity Transactions, Extinguishment of Related Party Debt, the forgiveness has been charged to additional paid-in-capital.



NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2004, an operating loss carryforward of approximately $86,600, which may be applied against future taxable income and which expires in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

  effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $29,400 and $26,800 as of December 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2004 is approximately $2,600.

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

  Shareholder Loans - At December 31, 2003, shareholders of the Company had loaned a total of $8,601 to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the years ended December 31, 2004 and 2003 amounted to $423 and $424, respectively. During December 2004 the shareholders forgave the loans and related interest which was accounted for as a capital contribution in the amount of $9,762.

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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


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


NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                              For the         From Inception
                                             Year Ended       on December 26,
                                            December 31,       1995 Through
                                          __________________   December 31,
                                             2004      2003        2004
                                          _________  _________   _________
  Loss from continuing
   operations (numerator)                 $ (7,806)  $ (7,315)   $ (24,034)

  Loss from discontinued
   operations (numerator)                        -          -      (64,924)

  Cumulative effect of change
   in accounting principle (numerator)           -          -         (398)
                                          _________  _________   _________
  Loss available to common
   shareholders (numerator)               $ (7,806)  $ (7,315)   $ (89,356)
                                          _________  _________   _________
  Weighted average number
   of common shares outstanding
   during the period used in
   loss per share (denominator)           1,316,292  1,316,292   1,078,157
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


Kayenta Kreations, Inc.



By:     /s/ Brenda White              Date:      April 13, 2005
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Brenda White            Date:        April 13, 2005
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.