Form 10QSB
period 2005-03-31
KAYENTA KREATIONS INC
filed 2005-05-16
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   March 31, 2005

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

The number of $.001 par value common shares outstanding at March 31, 2005:
1,316,292

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                     KAYENTA KREATIONS, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                         MARCH 31, 2005

                     KAYENTA KREATIONS, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheets,
             March 31, 2005 and December 31, 2004            2


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2005
             and 2004 and from inception on December 26,
             1995 through March 31, 2005                     3


        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2005
             and 2004 and from inception on December 26,
             1995 through March 31, 2005                     4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 8

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2005         2004
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $         -  $         -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                         $         -  $         -
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $     1,920  $     1,920
  Advances from related party                  1,730            -
                                         ___________  ___________
        Total Current Liabilities              3,650        1,920
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                 1,316        1,316
  Capital in excess of par value              86,120       86,120
  Deficit accumulated during the
    development stage                        (91,086)     (89,356)
                                         ___________  ___________
        Total Stockholders' Equity
         (Deficit)                            (3,650)      (1,920)
                                         ___________  ___________
                                         $         -  $         -
                                         ___________  ___________





Note: The balance sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                      For the Three Months   From Inception
                                         Ended March 31,     on December 26,
                                     ______________________   1995 Through
                                        2005        2004     March 31, 2005
                                     __________  __________  ______________
REVENUE                              $        -  $        -  $            -

EXPENSES:
  General and administrative              1,730         827          22,249
                                     __________  __________  ______________
LOSS BEFORE OTHER INCOME  (EXPENSE)      (1,730)       (827)        (22,249)

OTHER INCOME (EXPENSE)
  Interest expense                            -        (100)         (3,515)
                                     __________  __________  ______________
LOSS BEFORE INCOME TAXES                 (1,730)       (927)        (25,764)

CURRENT TAX EXPENSE                           -           -               -

DEFERRED TAX EXPENSE                          -           -               -
                                     __________  __________  ______________
LOSS FROM CONTINUING OPERATIONS          (1,730)       (927)        (25,764)

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued coloring art book
    business (including gain on
    disposal of $0, $0, and $0
    respectively)                             -           -         (64,924)
  Income tax benefit                          -           -               -
                                     __________  __________  ______________
LOSS FROM DISCONTINUED OPERATIONS             -           -         (64,924)

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                     -           -            (398)
                                     __________  __________  ______________

NET LOSS                             $   (1,730) $     (927) $      (91,086)
                                     __________  __________  ______________

LOSS PER COMMON SHARE:
  Continuing operations              $     (.00) $     (.00) $         (.02)
  Discontinued operations                     -           -            (.06)
  Cumulative effect of change in
    accounting principle                      -           -            (.00)
                                     __________  __________  ______________

  Net Loss Per Common Share          $     (.00) $     (.00) $         (.08)
                                     __________  __________  ______________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                      For the Three Months   From Inception
                                         Ended March 31,     on December 26,
                                     ______________________   1995 Through
                                        2005        2004     March 31, 2005
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $   (1,730) $     (927) $      (91,086)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Amortization expense                        -           -             602
  Depreciation                                -           -           9,610
  Effect of change in accounting
   principle                                  -           -             398
  Loss on disposal of assets                  -           -           4,485
  Changes in assets and liabilities:
   Increase (decrease) in accounts
    payable                                   -          (5)          1,920
   Increase (decrease) in accrued
    interest - related party                  -          99           1,161
   Increase (decrease) in advances
    payable - related party               1,730           -           1,730
                                     __________  __________  ______________
        Net Cash (Used) by
         Operating Activities                 -        (833)         (71180)
                                     __________  __________  ______________

Cash Flows from Investing Activities:
 Payment of organization costs                -           -          (1,000)
 Purchase of equipment                        -           -         (13,323)
                                     __________  __________  ______________
        Net Cash (Used) by
         Investing Activities                 -           -         (14,323)
                                     __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from shareholder loans              -           -          27,291
 Proceeds from common stock issuance          -           -          72,725
 Stock offering costs                         -           -         (14,533)
 Capital contributions                        -           -              20
                                     __________  __________  ______________
     Net Cash Provided by
      Financing Activities                    -           -          85,503
                                     __________  __________  ______________

Net Increase (Decrease) in Cash               -        (833)              -

Cash at Beginning of Period                   -       1,747               -
                                     __________  __________  ______________

Cash at End of Period                $        -  $      914  $            -
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                         $        -  $        -  $           80
    Income taxes                     $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the period from inception on December 26, 1995 through March 31, 2005:
     In December 2004, related parties forgave debt totaling $9,762 which is accounted for as a capital contribution.
     In February 2002, the Company issued 197,392 shares of common stock to repay loans and accrued interest totaling $19,742.


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

  Reclassification - The financial statements for periods prior to March 31, 2005 have been reclassified to conform to the headings and classifications used in the March 31, 2005 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued business operations:

                                      For the Three Months   From Inception
                                         Ended March 31,     on December 26,
                                     ______________________   1995 Through
                                        2005        2004     March 31, 2005
                                     __________  __________  ______________
         Revenue                     $        -  $        -  $        2,814
         Cost of goods sold                   -           -          (1,518)
         General and administrative           -           -         (64,410)
         Other income (expense)               -           -          (1,810)
                                     __________  __________  ______________
         Net loss                    $        -  $        -  $      (64,924)
                                     __________  __________  ______________

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

       NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2005 and December 31, 2004.

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

  Capital Contribution / Distribution - In 1997, an officer/shareholder of the Company contributed $20 to the Company. In 2001, the Company repaid a loan and accrued interest totaling $1,219 owed to an officer/shareholder of the Company by transferring equipment with a net book value of $1,499. The difference of $280 was recorded as a capital distribution. [See Note 6]

  During 2004, an officer and other related parties forgave debt and accrued interest in the amount of $9,762. In accordance with AICPA Technical
  Practice Aids, Practice Alert 00-1, Accounting for Certain Equity Transactions, Extinguishment of Related Party Debt, the forgiveness has been charged to additional paid-in-capital.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2005, an operating loss carryforward of approximately $88,300, which may be applied against future taxable income and which expires in various years through 2025.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $30,000 and $29,400 as of March 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three months ended March 31, 2005 is approximately $600.

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

  Related Party Advances - At March 31, 2005 a shareholder of the Company loaned a total of $1,730 to the Company. The advances are due on demand and bear interest at 10% per annum.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                      For the Three Months   From Inception
                                         Ended March 31,     on December 26,
                                     ______________________   1995 Through
                                        2005        2004     March 31, 2005
                                     __________  __________  ______________
  Loss from continuing operations
    (numerator)                      $   (1,730) $     (927) $      (25,764)
  Loss from discontinued operations
    (numerator)                               -           -         (64,924)
  Cumulative effect of change in
    accounting principle (numerator)          -           -            (398)
                                     __________  __________  ______________
  Loss available to common
    shareholders (numerator)         $   (1,730) $     (927) $      (91,086)
                                     __________  __________  ______________
  Weighted average number of common
    shares outstanding during the
    period used in loss per share
    (denominator)                     1,316,292   1,316,292       1,084,493
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

                                   Kayenta Kreations, Inc.



Date:  May 13, 2005                by:     /s/ Brenda White
                                   Brenda White, Chairman