Form 10QSB
period 2005-06-30
KAYENTA KREATIONS INC
filed 2005-08-09
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   June 30, 2005

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


The number of $.001 par value common shares outstanding at June 30, 2005:
1,316,292

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2005

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheets,
             June 30, 2005 and December 31, 2004            2


        -   Unaudited Condensed Statements of
             Operations, for the three and six months
             ended June 30, 2005 and 2004 and from
             inception on December 26, 1995 through
             June 30, 2005                                  3


        -   Unaudited Condensed Statements of Cash
             Flows, for the six months ended June 30,
             2005 and 2004 and from inception on
             December 26,1995 through June 30, 2005         4


        -   Notes to Unaudited Condensed Financial
             Statements                                 5 - 9

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          June 30,    December 31,
                                            2005          2004
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $         -  $         -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                         $         -  $         -
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $       785  $     1,920
  Advances from related party                  5,025            -
  Accrued interest - related party                96            -
                                         ___________  ___________
        Total Current Liabilities              5,906        1,920
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                 1,316        1,316
  Capital in excess of par value              86,120       86,120
  Deficit accumulated during the
    development stage                        (93,342)     (89,356)
                                         ___________  ___________
        Total Stockholders'
          Equity (Deficit)                    (5,906)      (1,920)
                                         ___________  ___________
                                         $         -  $         -
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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                        For the Three        For the Six          From
                         Months Ended        Months Ended     Inception on
                           June 30,            June 30,       December 26,
                      __________________  __________________  1995 Through
                        2005      2004      2005      2004    June 30, 2005
                      ________  ________  ________  ________  _____________
REVENUE               $      -  $      -  $      -  $      -  $           -

EXPENSES:
  General and
    administrative       2,160     3,536     3,890     4,363         24,409
                      ________  ________  ________  ________  _____________
LOSS BEFORE OTHER
  INCOME (EXPENSE)      (2,160)   (3,536)   (3,890)   (4,363)       (24,409)

OTHER INCOME (EXPENSE):
   Interest expense        (96)     (105)      (96)     (205)        (3,611)
                      ________  ________  ________  ________  _____________
LOSS BEFORE INCOME
  TAXES                 (2,256)   (3,641)   (3,986)   (4,568)       (28,020)

CURRENT TAX EXPENSE          -         -         -         -              -

DEFERRED TAX EXPENSE         -         -         -         -              -
                      ________  ________  ________  ________  _____________
LOSS FROM CONTINUING
  OPERATIONS            (2,256)   (3,641)   (3,986)   (4,568)       (28,020)

DISCONTINUED OPERATIONS:
  Loss from operations
    of Discontinued
    coloring art book
    business (including.
    gain on disposal of
    $0, $0, and $0
    respectively)            -         -         -         -        (64,924)
  Income tax benefit         -         -         -         -              -
                      ________  ________  ________  ________  _____________
LOSS FROM DISCONTINUED
  OPERATIONS                 -         -         -         -        (64,924)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                  -         -         -         -           (398)
                      ________  ________  ________  ________  _____________

NET (LOSS)            $ (2,256) $ (3,641) $ (3,986) $ (4,568) $     (93,342)
                      ________  ________  ________  ________  _____________
LOSS PER COMMON SHARE:
  Continuing
    operations        $   (.00) $   (.00) $   (.00) $   (.00) $        (.03)
  Discontinued
    operations               -         -         -         -           (.06)
  Cumulative effect
    of change in
    accounting
    principle                -         -         -         -           (.00)
                      ________  ________  ________  ________  _____________
Net Loss Per Common
  Share               $   (.00) $   (.00) $   (.00) $   (.00) $        (.09)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                       For the Six Months    From Inception
                                         Ended March 31,     on December 26,
                                     ______________________   1995 Through
                                        2005        2004      June 30, 2005
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $   (3,986) $   (4,568) $      (93,342)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Amortization expense                        -           -             602
  Depreciation                                -           -           9,610
  Effect of change in accounting
    principle                                 -           -             398
  Loss on disposal of assets                  -           -           4,485
  Changes in assets and liabilities:
   Increase (decrease) in accounts
     payable                             (1,135)      2,117             785
   Increase in accrued interest
     - related party                         96         204           1,257
   Increase in advances payable
     - related party                      5,025           -           5,025
                                     __________  __________  ______________
        Net Cash (Used) by
          Operating Activities                -      (2,247)        (71,180)
                                     __________  __________  ______________

Cash Flows from Investing Activities:
 Payment of organization costs                -           -          (1,000)
 Purchase of equipment                        -           -         (13,323)
                                     __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                -           -         (14,323)
                                     __________  __________  ______________
Cash Flows from Financing Activities:
 Proceeds from shareholder loans              -         500          27,291
 Proceeds from common stock issuance          -           -          72,725
 Stock offering costs                         -           -         (14,533)
 Capital contributions                        -           -              20
                                     __________  __________  ______________
        Net Cash Provided by
          Financing Activities                -         500          85,503
                                     __________  __________  ______________

Net Increase (Decrease) in Cash               -      (1,747)              -

Cash at Beginning of Period                   -       1,747               -
                                     __________  __________  ______________

Cash at End of Period                $        -  $        -  $            -
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                         $        -  $        -  $           80
    Income taxes                     $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the period from inception on December 26, 1995 through June 30, 2005:
     In December 2004, related parties forgave debt totaling $9,762 which is accounted for as a capital contribution.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Revenue Recognition - The Company recognizes revenue from sales upon delivery of the product.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 4].

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

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assts associated with discontinued operations.

  Reclassification - The financial statements for periods prior to June 30, 2005 have been reclassified to conform to the headings and classifications used in the June 30, 2005 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued business operations:

                                       For the Six Months    From Inception
                                         Ended March 31,     on December 26,
                                     ______________________   1995 Through
                                        2005        2004      June 30, 2005
                                     __________  __________  ______________
         Revenue                     $        -  $        -  $        2,814
         Cost of goods sold                   -           -          (1,518)
         General and administrative           -           -         (64,410)
         Other income (expense)               -           -          (1,810)
                                     __________  __________  ______________
         Net loss                    $        -  $        -  $      (64,924)
                                     __________  __________  ______________

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

       NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2005 and December 31, 2004.

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

  During 2004, an officer and other related parties forgave debt and accrued interest in the amount of $9,762.27. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, Accounting for Certain Equity
  Transaction, Extinguishment of Related Party Debt, the forgiveness has been charged to additional paid-in-capital.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2005, an operating loss carryforward of approximately $90,600, which may be applied against future taxable income and which expires in various years through 2025.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $30,800 and $29,400 as of June 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2005 is approximately $1,400.

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

  Related Party Advances - At June 30, 2005 a shareholder of the Company loaned a total of $5,025 to the Company. The advances are due on demand and bear interest at 10% per annum.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:


                          For the Three        For the Six         From
                          Months Ended         Months Ended    Inception on
                             June 30,            June 30,       December 26,
                       ___________________ ___________________ 1995 Through
                         2005       2004     2005       2004   June 30, 2005
                       _________ _________ _________ _________ _____________
  Loss from continuing
   operations
   (numerator)         $ (2,256) $ (3,641) $ (3,986) $ (4,568) $    (28,020)

  Loss from discontinued
   operations
   (numerator)                 -         -         -         -      (64,924)


  Cumulative effect of
   change in Accounting
   principle (numerator)       -         -         -         -         (398)

                       _________ _________ _________ _________ _____________
  Weighted average number
   of common shares
   outstanding used in
   loss per share during
   the period
   (denominator)       1,316,292 1,316,292 1,316,292 1,316,292     1,090,564
                       _________ _________ _________ _________ _____________


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

                              Kayenta Kreations, Inc.



Date:  August 9, 2005         by:     /s/ Brenda White
                                   Brenda White, Chairman