Form 10QSB
period 2005-09-30
KAYENTA KREATIONS INC
filed 2005-11-08
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   September 30, 2005

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


The number of $.001 par value common shares outstanding at September 30, 2005:
1,316,292

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2005

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Unaudited Condensed Balance Sheets,
            September 30, 2005 and December 31, 2004         2


        -    Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2005 and 2004 and from inception on
            December 26, 1995 through June 30, 2005          3


        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2005
            and 2004 and from inception on December 26,
            1995 through June 30, 2005                       4


        -    Notes to Unaudited Condensed Financial
            Statements                                   5 - 9

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                         CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2005         2004
                                         (Unaudited)
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $         -  $         -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                         $         -  $         -
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $         -  $     1,920
  Advances from related party                  7,597            -
  Accrued interest - related party               241            -
                                         ___________  ___________
        Total Current Liabilities              7,838        1,920
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                 1,316        1,316
  Capital in excess of par value              86,120       86,120
  Deficit accumulated during the
    development stage                        (95,274)     (89,356)
                                         ___________  ___________
        Total Stockholders'
          Equity (Deficit)                    (7,838)      (1,920)
                                         ___________  ___________
                                         $         -  $         -
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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                         For the Three        For the Nine    From Inception
                          Months Ended        Months Ended    on December 26,
                          September 30,       September 30,    1995 Through
                      ___________________ ___________________  September 30,
                         2005      2004      2005      2004        2005
                      _________ _________ _________ _________ ______________
REVENUE               $       - $       - $       - $       - $            -

EXPENSES:
  General and
   administrative         1,787     1,840     5,677     6,203         26,196
                      _________ _________ _________ _________ ______________
LOSS BEFORE OTHER
  INCOME (EXPENSE)      (1,787)   (1,840)   (5,677)   (6,203)       (26,196)

OTHER INCOME (EXPENSE):
   Interest expense       (145)     (218)     (241)     (423)        (3,756)
                      _________ _________ _________ _________ ______________
LOSS BEFORE INCOME
  TAXES                 (1,932)   (2,058)   (5,918)   (6,626)       (29,952)

CURRENT TAX EXPENSE           -         -         -         -              -

DEFERRED TAX EXPENSE          -         -         -         -              -
                      _________ _________ _________ _________ ______________
LOSS FROM CONTINUING
  OPERATIONS            (1,932)   (2,058)   (5,918)   (6,626)       (29,952)

DISCONTINUED OPERATIONS:
 Loss from operations
  of Discontinued
  coloring art book
  business (including
  gain on disposal of
  $0, $0, and $0
  respectively)               -         -         -         -       (64,924)

 Income tax benefit           -         -         -         -              -
                      _________ _________ _________ _________ ______________
LOSS FROM DISCONTINUED
  OPERATIONS                  -         -         -         -       (64,924)

CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                   -         -         -         -          (398)
                      _________ _________ _________ _________ ______________

NET (LOSS)            $ (1,932) $ (2,058) $ (5,918) $ (6,626) $     (95,274)
                      _________ _________ _________ _________ ______________
LOSS PER COMMON SHARE:
 Continuing operations$   (.00) $   (.00) $   (.00) $   (.00) $        (.03)
 Discontinued
  operations                  -         -         -         -          (.06)
 Cumulative effect of
  change in accounting
  principle                   -         -         -         -          (.00)
                      _________ _________ _________ _________ ______________
Net Loss Per Common
  Share               $   (.00) $   (.00) $   (.00) $   (.00) $        (.09)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                              From Inception
                                        For the Nine Months   on December 26,
                                        Ended September 30,    1995 Through
                                      ______________________   September 30,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (5,918) $   (6,626) $      (95,274)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Amortization expense                         -           -             602
  Depreciation                                 -           -           9,610
  Effect of change in accounting
   principle                                   -           -             398
  Loss on disposal of assets                   -           -           4,485
  Changes in assets and liabilities:
   Increase (decrease) in accounts
    payable                               (1,920)        375               -
   Increase in accrued interest -
    related party                            241         105           1,402
   Increase in advances payable -
    related party                          7,597         317           7,597
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities                 -      (5,829)        (71,180)
                                      __________  __________  ______________

Cash Flows from Investing Activities:
 Payment of organization costs                 -           -          (1,000)
 Purchase of equipment                         -           -         (13,323)
                                      __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                 -           -         (14,323)
                                      __________  __________  ______________
Cash Flows from Financing Activities:
 Proceeds from shareholder loans               -       4,082          27,291
 Proceeds from common stock issuance           -           -          72,725
 Stock offering costs                          -           -         (14,533)
 Capital contributions                         -           -              20
                                      __________  __________  ______________
     Net Cash Provided by
       Financing Activities                    -       4,082          85,503
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -      (1,747)              -

Cash at Beginning of Period                    -       1,747               -
                                      __________  __________  ______________

Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $        -  $           80
    Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
   For the period from inception on December 26, 1995 through September 30, 2005:
     In December 2004, related parties forgave debt totaling $9,762 which is accounted for as a capital contribution.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assts associated with discontinued operations.

  Reclassification - The financial statements for periods prior to September
  30,   2005  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2005 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued business operations:

                                          For the Nine       From Inception
                                          Months Ended       on December 26,
                                          September 30,       1995, Through
                                     ______________________   September 30,
                                        2005        2004          2005
                                     __________  __________  ______________
         Revenue                     $        -  $        -  $        2,814
         Cost of goods sold                   -           -          (1,518)
         General and administrative           -           -         (64,410)
         Other income (expense)               -           -          (1,810)
                                     __________  __________  ______________
         Net loss                    $        -  $        -  $      (64,924)
                                     __________  __________  ______________

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

       NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2005 and December 31, 2004.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2005, an operating loss carryforward of approximately $92,500, which may be applied against future taxable income and which expires in various years through 2025.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $31,500 and $29,400 as of September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2005 is approximately $2,100.

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

  Related Party Advances - At September 30, 2005 a shareholder of the Company loaned a total of $7,597 to the Company. The advances are due on demand and bear interest at 10% per annum.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:


                         For the Three        For the Nine    From Inception
                          Months Ended        Months Ended    on December 26,
                          September 30,       September 30,    1995 Through
                      ___________________ ___________________  September 30,
                         2005      2004      2005      2004        2005
                      _________ _________ _________ _________ ______________
  Loss from continuing
   operations
   (numerator)        $ (1,932) $ (2,058) $ (5,918) $ (6,626) $     (29,952)

  Loss from
   discontinued
   operations
   (numerator)               -         -         -         -        (64,924)


  Cumulative effect
   of change in
   Accounting principle
   (numerator)                -         -         -         -          (398)
                      _________ _________ _________ _________ ______________
  Weighted average
   number of common
   shares outstanding
   used in loss per
   share during the
   period
   (denominator)      1,316,292 1,316,292 1,316,292 1,316,292      1,096,388
                      _________ _________ _________ _________ ______________


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

                                   Kayenta Kreations, Inc.



Date:  November 7, 2005            by:     /s/ Brenda White
                                   Brenda White, Chairman