Form 10QSB/A
period 2005-09-30
KAYENTA KREATIONS INC
filed 2005-11-10
CIK 1011395

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)..             YES [X]  NO [  ]

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

                              Kayenta Kreations, Inc.



Date:  November 9, 2005            by:     /s/ Brenda White
                                   Brenda White, Chairman