Form 10KSB
period 2005-12-31
KAYENTA KREATIONS INC
filed 2006-03-30
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005    Commission File No. 333-4066

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              Yes   X      No

The Issuer's revenues for its most recent fiscal year.     $   -0-
As of February 8, 2006, the aggregate market value of voting stock held by non-affiliates was approximately $221,089. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2005: 1,316,292

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

     Quarter Ended                 High                Low
     March 31, 2004                 .75                .45
     June 30, 2004                 1.01                .75
     September 30, 2004             .72                .15
     December 31, 2004              .77                .70

     March 31, 2005                 .77                .77
     June 30, 2005                 1.01                .77
     September 30, 2005             .95                .95
     December 31, 2005              .95                .95

     (B)  HOLDERS.

     As of March 7, 2006, there were approximately 18 record holders of the Company's Common Stock.

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

                            Term Served As   Positions
Name of Director     Age    Director/Officer With Company

Brenda White         46     Since February   President &
                            15, 2002         Secretary/Treasurer


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

Lynn Dixon                 Common         577,392 shares    43.9%
311 S. State, #460
Salt Lake City, UT 84111

Thomas G. Kimble           Common         500,000 shares      38%
311 S. State, #460
Salt Lake City, UT 84111

All officers and directors Common          10,000 shares     0.8%
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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $4,340 for the fiscal year ended December 31, 2004, and $3,840 for the fiscal year ended December 31, 2005.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2004 and $-0- for the fiscal year ended December 31, 2005.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $250 for the fiscal year ended December 31, 2004 and $250 for the fiscal year ended December 31, 2005.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2003 and $-0- for the fiscal year ended December 31, 2005.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2005

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Report of Independent Registered Public
              Accounting Firm                                1


        -    Balance Sheet, December 31, 2005                2


        -    Statements of Operations, for the years
              ended December 31, 2005 and 2004
              and from inception on December 26,
              1995 through December 31, 2005                 3


        -    Statement of Stockholders' Equity (Deficit),
              from inception on December 26, 1995
              through December 31, 2005                  4 - 6


        -    Statements of Cash Flows, for the years
              ended December 31, 2005 and 2004
              and from inception on December 26,
              1995 through December 31, 2005                 7


        -    Notes to Financial Statements              8 - 12

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM






Board of Directors
KAYENTA KREATIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Kayenta Kreations, Inc. [a development stage company] as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on December 26, 1995 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kayenta Kreations, Inc. [a development stage company] as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on December 26, 1995 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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





PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 14, 2006

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                      December 31,
                                                          2005
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                    $     1,293
  Advances from related party                                   -
  Accrued interest - related party                              -
                                                      ___________
        Total Current Liabilities                           1,293
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                              1,316
  Capital in excess of par value                           95,006
  Deficit accumulated during the
    development stage                                     (97,615)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (1,293)
                                                      ___________
                                                      $         -
                                                      ___________







The accompanying notes are an integral part of these financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                             For the          From Inception
                                            Year Ended        on December 26,
                                           December 31,        1995 Through
                                      ______________________   December 31,
                                         2005        2004          2005
                                      __________  __________  ______________
REVENUE                               $        -  $        -  $            -

EXPENSES:
  General and administrative               7,803       7,383          28,322
                                      __________  __________  ______________
LOSS BEFORE OTHER INCOME (EXPENSE)        (7,803)     (7,383)        (28,322)

OTHER INCOME (EXPENSE)
  Interest expense                          (456)       (423)         (3,971)
                                      __________  __________  ______________
LOSS BEFORE INCOME TAXES                  (8,259)     (7,806)        (32,293)

CURRENT TAX EXPENSE                            -           -               -

DEFERRED TAX EXPENSE                           -           -               -
                                      __________  __________  ______________
LOSS FROM CONTINUING OPERATIONS           (8,259)     (7,806)        (32,293)
                                      __________  __________  ______________
DISCONTINUED OPERATIONS:
  Loss from operations of discontinued
    coloring art book business
    (including gain on disposal of
    $0, $0, and $0 respectively)               -           -         (64,924)
  Income tax benefit                           -           -               -
                                      __________  __________  ______________
LOSS FROM DISCONTINUED OPERATIONS              -           -         (64,924)
                                      __________  __________  ______________
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                      -           -            (398)
                                      __________  __________  ______________

NET LOSS                              $   (8,259) $   (7,806) $      (97,615)
                                      __________  __________  ______________

LOSS PER COMMON SHARE:
  Continuing operations               $     (.01) $     (.01)
  Discontinued operations                      -           -
  Cumulative effect of change in
    accounting principle                       -           -
                                      __________  __________

  Net Loss Per Common Share           $     (.01) $     (.01)
                                      __________  __________


                                     .
The accompanying notes are an integral part of these financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON DECEMBER 26, 1995

                         THROUGH DECEMBER 31, 2005

                                                                    Deficit
                                                                  Accumulated
                      Preferred Stock    Common Stock  Capital in  During the
                      _______________ _________________ Excess of Development
                       Shares Amount    Shares  Amount  Par Value    Stage
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 26,
  1995                      - $     -         - $     - $       - $         -

Issuance of 500,000
  shares of common
  stock for cash of
  $5,000, or $.01 per
  share, December 1995      -       -   500,000     500     4,500           -

Net loss for the
  period ended
  December 31, 1995         -       -         -       -         -         (2)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  1995                      -       -   500,000     500     4,500         (2)

Issuance of 300,000
  shares of common
  stock for cash of
  $3,000, or $.01 per
  share, March 1996         -       -   300,000     300     2,700           -

Capital contribution        -       -         -       -        20           -

Net loss for the year
  ended December 31,
  1996                      -       -         -       -         -       (365)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  1996                      -       -   800,000     800     7,220       (367)

Issuance of 218,900
  shares of common
  stock for cash of
  $54,725, or $.25
  per share, net of
  stock offering
  costs of $14,533,
  February 1997             -       -   218,900     219    39,973           -

Net loss for the year
  ended December 31,
  1997                      -       -         -       -         -    (21,705)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  1997                      -       - 1,018,900   1,019    47,193    (22,072)

Net loss for the year
  ended December 31,
  1998                      -       -         -       -         -    (10,755)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  1998                      -       - 1,018,900   1,019    47,193    (32,827)

Net loss for the year
  ended December 31,
  1999                      -       -         -       -         -    (10,993)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  1999                      -       - 1,018,900   1,019    47,193    (43,820)

Net loss for the year
  ended December 31,
  2000                      -       -         -       -         -    (13,014)


                                [Continued]

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON DECEMBER 26, 1995

                         THROUGH DECEMBER 31, 2005

                                [Continued]

                                                                    Deficit
                                                                  Accumulated
                      Preferred Stock    Common Stock  Capital in  During the
                      _______________ _________________ Excess of Development
                       Shares Amount    Shares  Amount  Par Value    Stage
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  2000                      -       - 1,018,900   1,019    47,193    (56,834)

Capital distribution
  on assets exchanged
  for debt                  -       -         -       -     (280)           -

Net loss for the year
  ended December 31,
  2001                      -       -         -       -         -    (10,842)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  2001                      -       - 1,018,900   1,019    46,913    (67,676)

Issuance of 100,000
  shares of common
  stock for cash of
  $10,000, or $.10 per
  share, February 2002      -       -   100,000     100     9,900           -

Issuance of 197,392
  shares of common
  stock to repay debt
  and accrued interest
  totaling $19,742,
  or approximately
  $.10 per share,
  February 2002             -       -   197,392     197    19,545           -

Net loss for the year
  ended December 31,
  2002                      -       -         -       -         -     (6,559)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  2002                      -       - 1,316,292   1,316    76,358    (74,235)

Net loss for the year
  ended December 31,
  2003                      -       -         -       -         -     (7,315)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  2003                      -       - 1,316,292   1,316    76,358    (81,550)

Forgiveness of Debt
  to related party,
  December 31, 2004         -       -         -       -     9,762           -

Net loss for the year
  ended December 31,
  2004                      -       -         -       -         -     (7,806)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  2004                      -       - 1,316,292   1,316    86,120    (89,356)
                      _______ _______ _________ _______ _________ ___________




                                [Continued]

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON DECEMBER 26, 1995

                         THROUGH DECEMBER 31, 2005

                                [Continued]

                                                                    Deficit
                                                                  Accumulated
                      Preferred Stock    Common Stock  Capital in  During the
                      _______________ _________________ Excess of Development
                       Shares Amount    Shares  Amount  Par Value    Stage
                      _______ _______ _________ _______ _________ ___________
Forgiveness of Debt
  to related party,
  December 31, 2005         -       -         -       -     8,886           -

Net loss for the year
  ended December 31,
  2005                      -       -         -       -         -     (8,259)
                      _______ _______ _________ _______ _________ ___________
BALANCE, December 31,
  2005                      - $     - 1,316,292 $ 1,316 $  95,006 $  (97,615)
                      _______ _______ _________ _______ _________ ___________






























The accompanying notes are an integral part of these financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                             For the          From Inception
                                            Year Ended        on December 26,
                                           December 31,        1995 Through
                                      ______________________   December 31,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (8,259) $   (7,806) $      (97,615)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Amortization expense                         -           -             602
  Depreciation                                 -           -           9,610
  Effect of change in accounting
    principle                                  -           -             398
  Loss on disposal of assets                   -           -           4,485
  Changes in assets and liabilities:
   Increase (decrease) in accounts
     payable                                (627)      1,035           1,293
   Increase in accrued interest
     - related party                         456         423           1,617
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (8,430)     (6,348)        (79,610)
                                      __________  __________  ______________
Cash Flows from Investing Activities:
 Payment of organization costs                 -           -          (1,000)
 Purchase of equipment                         -           -         (13,323)
                                      __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                 -           -         (14,323)
                                      __________  __________  ______________
Cash Flows from Financing Activities:
 Proceeds from shareholder loans           8,430       4,601          35,721
 Proceeds from common stock issuance           -           -          72,725
 Stock offering costs                          -           -         (14,533)
 Capital contributions                         -           -              20
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities             8,430       4,601          93,933
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -      (1,747)              -

Cash at Beginning of Period                    -       1,747               -
                                      __________  __________  ______________

Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $        -  $           80
    Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended December 31, 2005:
    In December 2005, related parties forgave debt totaling $8,886 which is accounted for as a capital contribution.

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

  Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations [See Note 2].

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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, `Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", and SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", were recently issued. SFAS No. 151, 152, 153, 123 (revised
  2004), 154 and 155 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to  December
  31,   2005  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2005 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 30, 2001, the Company discontinued all its existing coloring art book business and sold its remaining assets to repay debt [See Note
  6]. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2005, the Company had no assets or liabilities associated with its discontinued business operations.

  The following is a summary of the results of operations of the Company's discontinued business operations:

                                                       From Inception
                                       For the Year Ended  on December 26,
                                          December 31,       1995, Through
                                     ______________________   December 31,
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
                                     __________  __________  ______________

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2005.

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

  Capital Contribution / Distribution - In 1996, an officer/shareholder of the Company contributed $20 to the Company. In 2001, the Company repaid a loan and accrued interest totaling $1,219 owed to an officer/shareholder of the Company by transferring equipment with a net book value of $1,499. The difference of $280 was recorded as a capital distribution [See Note 6].

  In December 2004, an officer of the Company forgave debt and accrued interest in the amount of $9,762. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, "Accounting for Certain Equity Transactions", Extinguishment of Related Party Debt, the forgiveness has been charged to Capital in excess of par value.

  In December 2005, an officer of the Company forgave debt and accrued interest in the amount of $8,886. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, "Accounting for Certain Equity Transactions", the forgiveness has been charged to Capital in excess of par value.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2005, an operating loss carryforward of approximately $94,900, which may be applied against future taxable income and which expires in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect,

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE  - INCOME TAXES [Continued]

  the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $32,300 and $29,400 as of December 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2005 is approximately $2,900.

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

  Shareholder Loans - During the years ended December 31, 2005 and 2004 an officer/shareholder of the Company loaned a total of $8,430 and $8,601, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Accrued interest for the years ended December 31, 2005 and 2004 were $456 and $1,161, respectively. In December 2005 and 2004 the shareholder forgave the loans and related interest which was accounted for as a capital contribution in the amount of $8,886 and $9,762, respectively [See Note 3].

  Stock Issuances - In February 2002, the Company issued 197,392 shares of common stock to repay loans and accrued interest totaling $19,742 owed to shareholders of the Company [See Note 3].

  In February 2002, the Company issued 100,000 shares of common stock to a shareholder of the Company for $10,000 [See Note 3].

  Capital Distribution - In December 2001, the Company discontinued its existing business operations and sold its remaining assets, having a net book value of $1,499,

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

  NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

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

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                          For the
                                                         Year Ended
                                                        December 31,
                                                 __________________________
                                                     2005          2004
                                                 ____________  ____________
  Loss from continuing operations (numerator)    $     (8,259) $     (7,806)
  Loss from discontinued operations (numerator)             -             -
  Cumulative effect of change in accounting
    principle (numerator)                                   -             -
                                                 ____________  ____________
  Loss available to common shareholders
    (numerator)                                  $     (8,259) $     (7,806)
                                                 ____________  ____________
  Weighted average number of common
    shares outstanding during the period
    used in loss per share (denominator)            1,316,292     1,316,292
                                                 ____________  ____________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Kayenta Kreations, Inc.



By:      /s/ Brenda White             Date:      March 20, 2006
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Brenda White             Date:        March 20, 2006
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.