Form 10QSB
period 2006-03-31
KAYENTA KREATIONS INC
filed 2006-05-15
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   March 31, 2006

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

The number of $.001 par value common shares outstanding at March 31, 2006:
1,316,292

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.



                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2006

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheet,
             March 31, 2006                                  2


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2006
             and 2005 and from inception on December 26,
             1995 through March 31, 2006                     3


        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2006
             and 2005 and from inception on December 26,
             1995 through March 31, 2006                     4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 9

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                       March 31,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $     3,185
  Advances from related party                               1,193
  Accrued interest to related party                            24
                                                      ___________
        Total Current Liabilities                           4,402
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                              1,316
  Capital in excess of par value                           95,006
  Deficit accumulated during the
    development stage                                    (100,724)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (4,402)
                                                      ___________
                                                      $         -
                                                      ___________








 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                    For the Three Months   From Inception
                                       Ended March 31,    on December 26,
                                   ______________________    1995 Through
                                      2006        2005     March 31, 2006
                                   __________  __________  ______________
REVENUE                            $        -  $        -  $            -

EXPENSES:
  General and administrative            3,085       1,730          31,407
                                   __________  __________  ______________
LOSS BEFORE OTHER INCOME (EXPENSE)     (3,085)     (1,730)        (31,407)

OTHER INCOME (EXPENSE)
  Interest expense                        (24)          -          (3,995)
                                   __________  __________  ______________
LOSS BEFORE INCOME TAXES               (3,109)          -         (35,402)

CURRENT TAX EXPENSE                         -           -               -

DEFERRED TAX EXPENSE                        -           -               -
                                   __________  __________  ______________
LOSS FROM CONTINUING
  OPERATIONS                           (3,109)     (1,730)        (35,402)
                                   __________  __________  ______________

DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued coloring art
    book business (including
    gain on disposal of $0, $0,
    and $0 respectively)                    -           -         (64,924)
  Income tax benefit                        -           -               -
                                   __________  __________  ______________
LOSS FROM DISCONTINUED
  OPERATIONS                                -           -         (64,924)
                                   __________  __________  ______________

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                   -           -            (398)
                                   __________  __________  ______________
NET LOSS                           $   (3,109) $   (1,730) $     (100,724)
                                   __________  __________  ______________
LOSS PER COMMON SHARE:
  Continuing operations            $     (.00) $     (.00)
  Discontinued operations                   -           -
  Cumulative effect of change in
    accounting principle                    -           -
                                   __________  __________
  Net Loss Per Common Share        $     (.00) $     (.00)
                                   __________  __________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                       For the Three Months   From Inception
                                          Ended March 31,    on December 26,
                                      ______________________    1995 Through
                                         2006        2005     March 31, 2006
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (3,109) $   (1,730) $     (100,724)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Amortization expense                         -           -             602
  Depreciation                                 -           -           9,610
  Effect of change in accounting
    principle                                  -           -             398
  Loss on disposal of assets                   -           -           4,485
  Changes in assets and liabilities:
   Increase (decrease) in accounts
     payable                               1,892           -           3,185
   Increase in accrued interest -
     related party                            24           -           1,641
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (1,193)     (1,730)        (80,803)
                                      __________  __________  ______________

Cash Flows from Investing Activities:
 Payment of organization costs                 -           -          (1,000)
 Purchase of equipment                         -           -         (13,323)
                                      __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                 -           -         (14,323)
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from common stock issuance           -           -          72,725
 Proceeds from advances from
   shareholders                            1,193       1,730          36,914
 Stock offering costs                          -           -         (14,533)
 Capital Contributions                         -           -              20
                                      __________  __________  ______________
     Net Cash Provided by
       Financing Activities                1,193       1,730          95,126
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -           -               -

Cash at Beginning of Period                    -           -               -
                                      __________  __________  ______________

Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $        -  $           80
    Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2006:
     None
  For the three months ended March 31, 2005:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with accounting principles generally accepted  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", and SFAS No. 156, "Accounting for the Servicing of Financial Assets," were recently issued. SFAS No. 151, 152, 153, 123 (revised
  2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to March 31, 2006 have been reclassified to conform to the headings and classifications used in the March 31, 2006 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 30, 2001, the Company discontinued all its existing coloring art book business and sold its remaining assets to repay debt [See Note
  6]. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At March 31, 2006, the Company had no assets or liabilities associated with its discontinued business operations.

  The following is a summary of the results of operations of the Company's discontinued business operations:

                                     For the Three Months   From Inception
                                        Ended March 31,     on December 26,
                                    ______________________    1995 Through
                                       2006        2005     March 31, 2006
                                    __________  __________  ______________
       Revenue                      $        -  $        -  $        2,814
       Cost of goods sold                    -           -          (1,518)
       General and administrative            -           -         (64,410)
       Other income (expense)                -           -          (1,810)
                                    __________  __________  ______________
       Net loss                     $        -  $        -  $      (64,924)
                                    __________  __________  ______________

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at March 31, 2006.

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

  Capital Contribution / Distribution - In 1996, an officer/shareholder of the Company contributed $20 to the Company. In 2001, the Company repaid a loan and accrued interest totaling $1,219 owed to an officer/shareholder of the Company by transferring equipment with a net book value of $1,499. The difference of $280 was recorded as a capital distribution [See Note 5].

  In December 2004, an officer of the Company forgave debt and accrued interest in the amount of $9,762. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, "Accounting for Certain Equity Transactions", Extinguishment of Related Party Debt, the forgiveness has been recorded to Capital in excess of par value.

  In December 2005, an officer of the Company forgave debt and accrued interest in the amount of $8,886. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, "Accounting for Certain Equity Transactions", the forgiveness has been recorded to Capital in excess of par value.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess
  of  current  assets.   These  factors raise substantial  doubt  about  the
  ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

  Advance from Shareholder - As of March 31, 2006, a shareholder of the Company has made advances totaling $1,193 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at March 31, 2006 amounted to $24.

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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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


NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                           For the Three Months
                                              Ended March 31,
                                          ______________________
                                             2006        2005
                                          __________  __________
    Loss from continuing operations
      (numerator)                         $   (3,109) $   (1,730)
    Loss from discontinued operations
      (numerator)                                  -           -
    Gain (loss) on disposal of
      discontinued operations (numerator)          -           -
    Cumulative effect of change in
      accounting principle (numerator)             -           -
                                          __________  __________
    Loss available to common
      shareholders (numerator)            $   (3,109) $   (1,730)
                                          __________  __________
    Weighted average number of common
      shares outstanding during the
      period used in loss per share
      (denominator)                        1,316,292   1,316,292
                                          __________  __________

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

                              Kayenta Kreations, Inc.



Date:  May 10, 2006           by:     /s/ Brenda White
                                   Brenda White, Chairman