Form 10QSB
period 2006-06-30
KAYENTA KREATIONS INC
filed 2006-08-11
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   June 30, 2006

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

The number of $.001 par value common shares outstanding at June 30, 2006:
1,316,292

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

                               JUNE 30, 2006

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE

        -  Unaudited Condensed Balance Sheet,
             June 30, 2006                                       2


        -  Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30,
             2006 and 2005 and from inception on December 26,
             1995 through June 30, 2006                          3


        -  Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2006 and 2005
             and from inception on December 26, 1995 through
             June 30, 2006                                       4


        -  Notes to Unaudited Condensed Financial Statements   5 - 6

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                                        June 30,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    1,676
  Accounts payable - related party                            525
  Advances from related party                               4,303
  Accrued interest - related party                            108
                                                      ___________
        Total Current Liabilities                           6,612
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                              1,316
  Capital in excess of par value                           95,006
  Deficit accumulated during the
    development stage                                   (102,934)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (6,612)
                                                      ___________
                                                      $        -
                                                      ___________








 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS




                           For the Three      For the Six
                            Months Ended      Months Ended     From Inception
                              June 30,          June 30,       on December 26,
                         _________________  ________________    1995 Through
                           2006     2005     2006      2005     June 30, 2006
                         _______  ________  _______   ________  _____________

REVENUE                  $    -   $     -   $     -   $      -   $      -

EXPENSES:
  General and
   administrative         2,126     2,160     5,211      3,890     33,533
                         _______  ________   _______   ________  ________

LOSS BEFORE OTHER
 INCOME (EXPENSE)        (2,126)   (2,160)   (5,211)    (3,890)   (33,533)

OTHER INCOME (EXPENSE):
 Interest expense           (83)      (96)     (108)       (96)    (4,079)
                         _______  ________   _______   ________  _________


LOSS BEFORE INCOME
 TAXES                   (2,209)   (2,256)   (5,319)    (3,986)   (37,612)

CURRENT TAX EXPENSE           -         -         -          -          -

DEFERRED TAX EXPENSE          -         -         -          -          -
                         _______  ________   _______   ________  _________


LOSS FROM CONTINUING
  OPERATIONS             (2,209)   (2,256)   (5,319)    (3,986)   (37,612)
                         _______  ________   _______   ________  _________

DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued
   coloring art book
   business (including
   gain on disposal of
   $0, $0, and $0
   respectively)              -         -         -          -    (64,924)
  Income tax benefit          -         -         -          -          -
                         _______  ________   _______   ________  _________

LOSS FROM DISCONTINUED
  OPERATIONS                  -         -         -          -    (64,924)

CUMULATIVE EFFECT OF
  CHANGE IN
  ACCOUNTING PRINCIPLE        -         -         -          -       (398)
                         _______  ________   _______   ________  _________

NET (LOSS)              $(2,209)  $(2,256)  $(5,319)   $(3,986) $(102,934)
                         _______  ________   _______   ________  _________

LOSS PER COMMON SHARE:
  Continuing operations $  (.00)  $  (.00)  $  (.00)   $  (.00)
  Discontinued operations     -         -         -          -
  Cumulative effect of
   change in accounting
    principle                 -         -         -          -
                         _______  ________   _______   ________

Net Loss Per
  Common Share          $  (.00)  $  (.00)  $  (.00)   $  (.00)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS





                                           For the Six Months  From Inception
                                           Ended June 30,on    December 26,
                                           __________________  1995 Through
                                             2006     2005     June 30, 2006
                                           _________  ________  ___________
Cash Flows from Operating Activities:
 Net loss                                  $ (5,319)  $ (3,986) $ (102,934)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Amortization expense                            -          -         602
  Depreciation                                    -          -       9,610
  Effect of change in accounting principle        -          -         398
  Loss on disposal of assets                      -          -       4,485
  Changes in assets and liabilities:
   Increase (decrease) in accounts payable      908     (1,135)      2,201
   Increase in accrued interest
     - related party                            108         96       1,725
                                           _________  ________  ___________
        Net Cash (Used) by
         Operating Activities               (4,303)         -     (83,913)
                                           _________  ________  ___________

Cash Flows from Investing Activities:
 Payment of organization costs                   -          -      (1,000)
 Purchase of equipment                           -          -   (  13,323)
                                           _________  ________  ___________

        Net Cash (Used) by
         Investing Activities                    -          -     (14,323)
                                           _________  ________  ___________

Cash Flows from Financing Activities:
 Proceeds from advances from shareholder     4,303      5,025      40,024
 Proceeds from common stock issuance             -          -      72,725
 Stock offering costs                            -          -     (14,533)
 Capital contributions                           -          -          20
                                           _________  ________  ___________

     Net Cash Provided by
      Financing Activities                   4,303      5,025      98,236
                                           _________  ________  ___________

Net Increase (Decrease) in Cash                  -          -           -

Cash at Beginning of Period                      -          -           -
                                           _________  ________  ___________


Cash at End of Period                       $    -     $    -    $      -
                                           _________  ________  ___________


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                $    -     $    -    $     80
    Income taxes                            $    -     $    -    $      -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the six months ended June, 30 2006:
     None

For the six months ended June, 30 2005:
     None




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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of June 30, 2006, a shareholder of the Company has made advances totaling $4,303 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at June 30, 2006 amounted to $108.

  Legal Services - An entity owned by a shareholder of the Company provided legal services for the Company. Legal fees to the entity for the six months ended June 30, 2006 amounted to $1,600. At June 30, 2006 the Company owed a total of $525 to the shareholder.

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                         For the Three            For the Six
                         Months Ended             Months Ended
                           June 30,                 June 30,
                    _____________________     ____________________
                       2006        2005        2006        2005
                    ________    __________   _________   _________
 Loss from
continuing
operations
(numerator)        $  (2,209)   $  (2,256)  $  (5,319)    $ (3,986)

 Loss from
discontinued
operations
(numerator)                -            -           -            -


Cumulative
effect of
change in
Accounting
principle
(numerator)                -            -           -            -

                    _________    __________   _________   _________
Weighted average
number of common
shares outstanding
used in loss
per share during
the period
(denominator)      1,316,292    1,316,292    ,316,292    1,316,292
                   _________    __________   _________   _________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 5 - SUBSEQUENT EVENTS

  The Company has entered into a non-binding letter of intent to acquire a private company. The potential acquisition is subject to certain conditions precedent and no assurance can be given that the acquisition will be completed. If completed, it will involve a change of management and shareholder control along with other matters.

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

     On June 13, 2006, the Company issued a press release announcing it has entered into a non-binding letter of intent to acquire a private company. The potential acquisition is subject to certain conditions precedent and no assurance can be given that the acquisition will be completed. If completed, it will involve a change of management and shareholder control along with other matters.

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

ITEM 5.  OTHER INFORMATION

     On June 13, 2006, the Company issued a press release announcing it has entered into a non-binding letter of intent to acquire a private company. The potential acquisition is subject to certain conditions precedent and no assurance can be given that the acquisition will be completed. If completed, it will involve a change of management and shareholder control along with other matters.

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

                                    Kayenta Kreations, Inc.



Date:  August 10, 2006              by:     /s/ Brenda White
                                    Brenda White, Chairman