Form 10QSB
period 2006-09-30
KAYENTA KREATIONS INC
filed 2006-11-14
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   September 30, 2006

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

The number of $.001 par value common shares outstanding at September 30, 2006:
1,316,292

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

                            September 30, 2006

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE

        -  Unaudited Condensed Balance Sheet,
             September 30, 2006                                     2


        -  Unaudited Condensed Statements of Operations,
             for the three and nine months ended September 30,
             2006 and 2005 and from inception on December 26,
             1995 through September 30, 2006                        3


        -  Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2006 and
             2005 and from inception on December 26, 1995
             through September 30, 2006                             4


        -  Notes to Unaudited Condensed Financial Statements      5 - 6

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                     September 30,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                           $        -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $      310
  Accounts payable - related party                            525
  Advances from related party                               7,880
  Accrued interest - related party                            259
                                                      ___________
        Total Current Liabilities                           8,974
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                              1,316
  Capital in excess of par value                           95,006
  Deficit accumulated during the
    development stage                                   (105,296)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (8,974)
                                                      ___________

                                                      $        -
                                                      ___________








 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                           For the Three        For the Nine
                           Months Ended         Months Ended    From Inception
                           September 30,        September 30,   on December 26,
                         __________________   __________________  1995 Through
                           2006      2005       2006      2005   Sept. 30, 2006
                         ________  ________   ________  ________   __________
REVENUE                  $     -   $     -    $     -   $     -    $       -

EXPENSES:
  General and
   administrative          2,210     1,787      7,421     5,677       35,743
                         ________  ________   ________  ________   __________
LOSS BEFORE OTHER
  INCOME (EXPENSE)        (2,210)   (1,787)    (7,421)   (5,677)     (35,743)

OTHER INCOME (EXPENSE):
   Interest expense         (152)     (145)      (259)     (241)      (4,231)
                         ________  ________   ________  ________   __________
LOSS BEFORE
 INCOME TAXES             (2,362)   (1,932)    (7,680)   (5,918)     (39,974)

CURRENT TAX EXPENSE            -         -          -         -            -

DEFERRED TAX EXPENSE           -         -          -         -            -
                         ________  ________   ________  ________   __________
LOSS FROM CONTINUING
  OPERATIONS              (2,362)   (1,932)    (7,680)   (5,918)     (39,974)

DISCONTINUED OPERATIONS:
  Loss from operations
   of Discontinued
   coloring art book
   business (including
   gain on disposal of
   $0, $0, and $0
   respectively)               -         -          -         -      (64,924)
  Income tax benefit           -         -          -         -            -
                         ________  ________   ________  ________   __________
LOSS FROM DISCONTINUED
  OPERATIONS                   -         -          -         -      (64,924)

CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE                     -         -          -         -         (398)
                         ________  ________   ________  ________   __________

NET (LOSS)               $(2,362)  $(1,932)   $(7,680)  $(5,918)   $(105,296)
                         ________  ________   ________  ________   __________
LOSS PER COMMON SHARE:
  Continuing operations   $ (.00)   $ (.00)    $ (.00)   $ (.00)
  Discontinued operations      -         -          -         -
  Cumulative effect
   of change in
   accounting principle        -         -          -         -
                         ________  ________   ________  ________
Net Loss Per
 Common Share             $ (.00)   $ (.00)    $ (.01)   $ (.00)
                         ________  ________   ________  ________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                         For the Nine Months  From Inception
                                         Ended September 30,  on December 26,
                                          __________________   1995 Through
                                            2006      2005    Sept. 30, 2006
                                          ________  ________   _____________
Cash Flows from Operating Activities:
 Net loss                                 $(7,680)  $(5,918)    $(105,296)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
  Amortization expense                          -         -           602
  Depreciation                                  -         -         9,610
  Effect of change in accounting principle      -         -           398
  Loss on disposal of assets                    -         -         4,485
  Changes in assets and liabilities:
   Increase (decrease) in
     accounts payable                        (984)   (1,920)          310
   Increase (decrease) in
     accounts payable-related party           525         -           525
   Increase in accrued
     interest - related party                 259       241         1,876
                                          ________  ________   _____________
        Net Cash (Used) by
         Operating Activities              (7,880)   (7,597)      (87,490)
                                          ________  ________   _____________

Cash Flows from Investing Activities:
 Payment of organization costs                  -         -        (1,000)
 Purchase of equipment                          -         -       (13,323)
                                          ________  ________   _____________
        Net Cash (Used) by
         Investing Activities                   -         -       (14,323)
                                          ________  ________   _____________
Cash Flows from Financing Activities:
 Proceeds from advances from shareholder    7,880     7,597        43,601
 Proceeds from common stock issuance            -         -        72,725
 Stock offering costs                           -         -       (14,533)
 Capital contributions                          -         -            20
                                          ________  ________   _____________
        Net Cash Provided by
         Financing Activities               7,880     7,597       101,813
                                          ________  ________   _____________

Net Increase (Decrease) in Cash                 -         -             -

Cash at Beginning of Period                     -         -             -
                                          ________  ________   _____________

Cash at End of Period                     $     -   $     -     $       -
                                          ________  ________   _____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                              $     -   $     -     $      80
    Income taxes                          $     -   $     -     $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September, 30 2006:
     None
  For the nine months ended September, 30 2005:
     None



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Kayenta Kreations, Inc. ("the Company") was organized under the laws of the State of Nevada on December 26, 1995. The Company previously produced and marketed a children's coloring art book depicting various aspects of life in the Southwestern and Western United States. The Company discontinued its coloring art book business effective December 30, 2001. The Company is currently seeking other business opportunities. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of September 30, 2006, a shareholder of the Company has made advances totaling $7,880 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at September 30, 2006 amounted to $259.

  Legal Services - An entity owned by a shareholder of the Company provided legal services for the Company. Legal fees to the entity for the nine months ended September 30, 2006 amounted to $2,400. At September 30, 2006 the Company owed a total of $525 to the shareholder.

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                        For the Three         For the Nine
                        Months Ended          Months Ended
                        September 30,         September 30,
                   ____________________    ____________________
                      2006      2005         2006       2005
                   _________  _________    _________  _________
 Loss from
 continuing
 operations
 (numerator)       $ (2,362)  $ (1,932)    $ (7,680)  $ (5,918)

 Loss from
 discontinued
 operations
 (numerator)              -          -            -          -


 Cumulative
 effect of
 change in
 Accounting
 principle
 (numerator)              -          -            -          -

                   _________  _________    _________  _________
  Weighted
  average
  number of
  common shares
  outstanding
  used in loss
  per share
  during the
  period
 (denominator)     1,316,292  1,316,292    1,316,292  1,316,292
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

                              Kayenta Kreations, Inc.



Date:  November 13, 2006      by:     /s/ Brenda White
                                   Brenda White, Chairman