Form 10KSB
period 2006-12-31
KAYENTA KREATIONS INC
filed 2007-03-22
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006    Commission File No. 333-4066

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              Yes   X      No

The Issuer's revenues for its most recent fiscal year.     $   -0-
The aggregate market value of voting stock held by non-affiliates is not determinable because of the lack of any meaningful market value quotations. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2006: 1,316,292

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

EMPLOYEES

     The Company presently has no salaried employees, and does not presently anticipate the need to hire employees. The sole officer of the Company will not be employed full time presently and will not receive a regular salary or wage or other cash compensation for her time, unless and until the Company's business operations develop to the point where a full time or other extensive time commitment is required.

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

     Quarter Ended                 High                Low
     March 31, 2005                 .77                .77
     June 30, 2005                 1.01                .77
     September 30, 2005             .95                .95
     December 31, 2005              .95                .95

     March 31, 2006                1.01                 .99
     June 30, 2006                 1.01                1.01
     September 30, 2006            2.25                1.50
     December 31, 2006             1.12                1.12

     (B)  HOLDERS.

     As of March 9, 2007, there were approximately 15 record holders of the Company's Common Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company was incorporated on December 26, 1995. The Company has not yet generated any significant revenues from operations and is considered a development stage company. Management's plan of operation for the next twelve months is to continue to receive shareholder advances to provide general working capital. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. The Company has experienced losses from its inception. The Company was engaged in the business of producing and marketing specialty children's coloring art books and art coloring pencils. This business was not successful and operations were eventually discontinued. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. On June 13, 2006, the Company issued a press release announcing it has entered into a non-binding letter of intent to acquire a private company. The potential acquisition is subject to certain conditions precedent and no assurance can be given that the acquisition will be completed. If completed, it will involve a change of management and shareholder control along with other matters. The letter expired on July 31,
2006 but has been verbally extended to March 31, 2007.   The Company has no
operating capital or income producing assets. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings.

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

                      Term Served As     Positions
Name of Director Age  Director/Officer   With Company

Brenda White     47   Since February 15, President &
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

All officers and directors
as a group (1 person)    Common           10,000 shares      0.8%


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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,840 for the fiscal year ended December 31, 2005, and $5,620 for the fiscal year ended December 31, 2006.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2005 and $-0- for the fiscal year ended December 31, 2006.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $250 for the fiscal year ended December 31, 2005 and $250 for the fiscal year ended December 31, 2006.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2005 and $-0- for the fiscal year ended December 31, 2006.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2006

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                           PAGE

        -  Report of Independent Registered Public
             Accounting Firm                                 1


        -  Balance Sheet, December 31, 2006                  2


        -  Statements of Operations, for the years
            ended December 31, 2006 and 2005
            and from inception on December 26,
            1995 through December 31, 2006                   3


        -  Statement of Stockholders' Equity (Deficit),
            from inception on December 26, 1995
               through December 31, 2006                   4 - 6


        -  Statements of Cash Flows, for the years
            ended December 31, 2006 and 2005
            and from inception on December 26,
            1995 through December 31, 2006                   7


        -  Notes to Financial Statements                   8 - 14

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





Board of Directors
KAYENTA KREATIONS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Kayenta Kreations, Inc. [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on December 26, 1995 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kayenta Kreations, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on December 26, 1995 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Kayenta Kreations, Inc. will continue as a going concern. As discussed in
Note 5 to the financial statements, Kayenta Kreations, Inc. has incurred losses since its inception and has not yet established profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of  the  Company  to continue as a going concern.  Management's  plans  in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.
March 14, 2007
Salt Lake City, Utah

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                      December 31,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $    1,391
  Advances from related party                                   -
  Accrued interest - related party                              -
                                                       ___________
        Total Current Liabilities                           1,391
                                                       ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                              1,316
  Capital in excess of par value                          104,646
  Deficit accumulated during the
    development stage                                   (107,353)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (1,391)
                                                      ___________
                                                      $        -
                                                      ___________








The accompanying notes are an integral part of these financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                              For the          From Inception
                                             Year Ended        on December 26,
                                            December 31,        1995 Through
                                        _________   _________   December 31,
                                           2006       2005          2006
                                        _________   _________   ___________
REVENUE                                 $      -    $      -    $        -

EXPENSES:
  General and administrative               9,267       7,803        37,589
                                        _________   _________   ___________
LOSS BEFORE OTHER INCOME (EXPENSE)        (9,267)     (7,803)      (37,589)

OTHER INCOME (EXPENSE)
  Interest expense                          (471)       (456)       (4,442)
                                        _________   _________   ___________
LOSS BEFORE INCOME TAXES                  (9,738)     (8,259)      (42,031)

CURRENT TAX EXPENSE                            -           -             -

DEFERRED TAX EXPENSE                           -           -             -
                                        _________   _________   ___________
LOSS FROM CONTINUING OPERATIONS           (9,738)     (8,259)      (42,031)
                                        _________   _________   ___________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued coloring
   art book business
   (including gain on disposal
   of $0, $0, and $0 respectively)             -           -       (64,924)
  Income tax benefit                           -           -             -
                                        _________   _________   ___________
LOSS FROM DISCONTINUED OPERATIONS              -           -       (64,924)
                                        _________   _________   ___________
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                      -           -          (398)
                                        _________   _________   ___________

NET LOSS                                $ (9,738)   $ (8,259)   $ (107,353)
                                        _________   _________   ___________

LOSS PER COMMON SHARE:
  Continuing operations                 $   (.01)   $   (.01)
  Discontinued operations                      -           -
  Cumulative effect of change in
    accounting principle                       -           -
                                        _________   _________

  Net Loss Per Common Share             $   (.01)   $   (.01)
                                        _________   _________


                                     .
The accompanying notes are an integral part of these financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON DECEMBER 26, 1995

                         THROUGH DECEMBER 31, 2006

                                                        Capital     Deficit
                                                           in       Accumulated
                   Preferred Stock     Common Stock      Excess     During the
                    ______________  __________________   of Par     Development
                    Shares  Amount   Shares    Amount     Value      Stage
                    ______  ______  _________  _______  _________   ___________
BALANCE,
 December 26, 1995       -  $    -          -  $     -  $       -   $        -

Issuance of 500,000
 shares of common
 stock for cash of
 $5,000, or $.01
 per share,
 December 1995           -       -    500,000      500      4,500            -

Net loss for the
 period ended
 December 31, 1995       -       -          -        -          -           (2)
                    ______  ______  _________  _______  _________   ___________
BALANCE,
 December 31, 1995       -       -    500,000      500      4,500           (2)

Issuance of 300,000
 shares of common
 stock for cash of
 $3,000, or $.01
 per share,
 March 1996              -       -    300,000      300      2,700            -

Capital contribution     -       -          -        -         20            -

Net loss for the
 year ended
 December 31, 1996       -       -          -        -          -         (365)
                    ______  ______  _________  _______  _________   ___________
BALANCE,
 December 31, 1996       -       -    800,000      800      7,220         (367)

Issuance of 218,900
 shares of common
 stock for cash of
 $54,725, or $.25
 per share, net of
 stock offering
 costs of $14,533,
 February 1997            -      -    218,900      219     39,973            -

Net loss for the
 year ended
 December 31, 1997       -       -          -        -          -      (21,705)
                    ______  ______  _________  _______  _________   ___________
BALANCE,
 December 31, 1997       -       -  1,018,900    1,019     47,193      (22,072)

Net loss for the
 year ended
 December 31, 1998       -       -          -        -          -      (10,755)
                    ______  ______  _________  _______  _________   ___________
BALANCE,
 December 31, 1998       -       -  1,018,900    1,019     47,193      (32,827)

Net loss for the
 year ended
 December 31, 1999       -       -          -        -          -      (10,993)
                    ______  ______  _________  _______  _________   ___________
BALANCE,
 December 31, 1999       -       -  1,018,900    1,019     47,193      (43,820)

Net loss for the
 year ended
 December 31, 2000       -       -          -        -          -      (13,014)

                                [Continued]

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON DECEMBER 26, 1995

                         THROUGH DECEMBER 31, 2006

                                [Continued]



                                                        Capital     Deficit
                                                           in       Accumulated
                   Preferred Stock     Common Stock      Excess     During the
                    ______________  __________________   of Par     Development
                    Shares  Amount   Shares    Amount     Value      Stage
                    ______  ______  _________  _______  _________   ___________
BALANCE,
 December 31, 2000       -       -  1,018,900    1,019     47,193      (56,834)

Capital
 distribution on
 assets exchanged
 for debt                -       -          -        -      (280)            -

Net loss for the
 year ended
 December 31, 2001       -       -          -        -          -      (10,842)
                    ______  ______  _________  _______  _________   ___________
BALANCE,
 December 31, 2001       -       -  1,018,900    1,019     46,913      (67,676)

Issuance of 100,000
 shares of common
 stock for cash of
 $10,000, or $.10
 per share,
 February 2002           -       -    100,000      100      9,900            -

Issuance of 197,392
 shares of common
 stock to repay debt
 and accrued
 interest totaling
 $19,742, or
 approximately $.10
 per share,
 February 2002           -       -    197,392      197     19,545            -

Net loss for the
 year ended
 December 31, 2002       -       -          -        -          -       (6,559)
                    ______  ______  _________  _______  _________   ___________
BALANCE,
 December 31, 2002       -       -  1,316,292    1,316     76,358      (74,235)

Net loss for the
 year ended
 December 31, 2003       -       -          -        -          -       (7,315)
                    ______  ______  _________  _______  _________   ___________
BALANCE,
 December 31, 2003       -       -  1,316,292    1,316     76,358      (81,550)

Forgiveness of
 Debt to related
 party,
 December 31, 2004       -       -          -        -      9,762            -

Net loss for the
 year ended
 December 31, 2004       -       -          -        -          -       (7,806)
                    ______  ______  _________  _______  _________   ___________
BALANCE,
 December 31, 2004       -       -  1,316,292    1,316     86,120      (89,356)
                    ______  ______  _________  _______  _________   ___________




                                [Continued]

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON DECEMBER 26, 1995

                         THROUGH DECEMBER 31, 2006

                                [Continued]


                                                        Capital     Deficit
                                                           in       Accumulated
                   Preferred Stock     Common Stock      Excess     During the
                    ______________  __________________   of Par     Development
                    Shares  Amount   Shares    Amount     Value      Stage
                    ______  ______  _________  _______  _________   ___________

Forgiveness of
 Debt to related
 party,
 December 31, 2005       -       -          -        -      8,886            -

Net loss for the
 year ended
 December 31, 2005       -       -          -        -          -       (8,259)
                    ______  ______  _________  _______  _________   ___________
BALANCE,
 December 31, 2005       -       -  1,316,292    1,316     95,006      (97,615)

Forgiveness of
 Debt to related
 party,
 December 31, 2006       -       -          -        -      9,640            -

Net loss for the
 year ended
 December 31, 2006       -       -          -        -          -       (9,738)
                    ______  ______  _________  _______  _________   ___________
BALANCE,
 December 31, 2006       -  $    -  1,316,292  $ 1,316  $ 104,646   $ (107,353)
                    ______  ______  _________  _______  _________   ___________
























The accompanying notes are an integral part of these financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS
                                                                   From
                                                                 Inception
                                                 For the            on
                                               Year Ended       December 26,
                                              December 31,      1995 Through
                                          ____________________  December 31,
                                              2006      2005       2006
                                          _________  _________   ___________
Cash Flows from Operating Activities:
 Net loss                                 $ (9,738)  $ (8,259)   $ (107,353)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Amortization expense                           -          -           602
  Depreciation                                   -          -         9,610
  Non-cash interest
   expense - related party                     471        456         2,088
  Effect of change in
   accounting principle                          -          -           398
  Loss on disposal of assets                     -          -         4,485
  Changes in assets and liabilities:
   Increase (decrease)
    in accounts payable                         98       (627)        1,391
                                          _________  _________   ___________
        Net Cash (Used) by
         Operating Activities               (9,169)    (8,430)      (88,779)
                                          _________  _________   ___________
Cash Flows from Investing Activities:
 Payment of organization costs                   -          -        (1,000)
 Purchase of equipment                           -          -       (13,323)
                                          _________  _________   ___________
        Net Cash (Used) by
         Investing Activities                    -          -       (14,323)
                                          _________  _________   ___________
Cash Flows from Financing Activities:
 Proceeds from shareholder loans             9,169      8,430        44,890
 Proceeds from common stock issuance             -          -        72,725
 Stock offering costs                            -          -       (14,533)
 Capital contributions                           -          -            20
                                          _________  _________   ___________
     Net Cash Provided by
      Financing Activities                   9,169      8,430       103,102
                                          _________  _________   ___________

Net Increase (Decrease) in Cash                  -          -             -

Cash at Beginning of Period                      -          -             -
                                          _________  _________   ___________

Cash at End of Period                     $      -   $      -    $        -
                                          _________  _________   ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                              $      -   $      -    $       80
    Income taxes                          $      -   $      -    $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the year ended December 31, 2006:
     In December 2006, related parties forgave debt totaling $9,640 which is accounted for as a capital contribution.

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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement includes specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company's financial statements.

  In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140. This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The adoption of SFAS No. 155 did not have an impact on the Company's financial statements.

  In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's financial statements.

  In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company's consolidated financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 1 to the financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS -AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.

  Reclassification - The financial statements for periods prior to  December
  31,   2006  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2006 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 30, 2001, the Company discontinued all its existing coloring art book business and sold its remaining assets to repay debt [See Note
  6]. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2006, the Company had no assets or liabilities associated with its discontinued business operations.

  The following is a summary of the results of operations of the Company's discontinued business operations:

                                                           From Inception
                                     For the Year Ended    on December 26,
                                        December 31,       1995, Through
                                  ______________________   December 31,
                                       2006      2005         2006
                                  ___________  _________   __________
         Revenue                    $       -  $       -   $   2,814
         Cost of goods sold                 -          -      (1,518)
         General and administrative         -          -     (64,410)
         Other income (expense)             -          -      (1,810)
                                  ___________  _________   __________
         Net loss                   $       -  $       -   $ (64,924)
                                  ___________  _________   __________

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2006.

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

  In December 2006, an officer of the Company forgave debt and accrued interest in the amount of $9,640. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1, "Accounting for Certain Equity Transactions", the forgiveness has been charged to Capital in excess of par value.

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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

  Company has available at December 31, 2006 an operating loss carryforward of $104,600, which may be applied against future taxable income and which expires in various years through 2026.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $15,690 and $14,230 as of December 31, 2006 and December 31, 2005, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2006 is approximately $1,460.

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

  Shareholder Loans - During the years ended December 31, 2006 and 2005 an officer/shareholder of the Company loaned a total of $9,169 and $8,430, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Accrued interest for the years ended December 31, 2006 and 2005 were $471 and $456, respectively. In December 2006 and 2005 the shareholder forgave the loans and related interest which was accounted for as a capital contribution in the amount of $9,640 and $8,886, respectively [See Note 3].

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

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                        For the
                                                      Year Ended
                                                      December 31,
                                                ________________________
                                                   2006          2005
                                                _________     __________
  Loss from continuing operations (numerator)   $ (9,738)     $  (8,259)
  Loss from discontinued operations (numerator)        -              -
  Cumulative effect of change in accounting
    principle (numerator)                              -              -
                                                _________     __________
  Loss available to common shareholders
    (numerator)                                 $ (9,738)     $  (8,259)
                                                _________     __________
  Weighted average number of common
    shares outstanding during the period
    used in loss per share (denominator)        1,316,292      1,316,292
                                                _________     __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

  The Company has entered into a non-binding letter of intent to acquire a private company. The letter expired on July 31, 2006 but has been verbally extended to March 31, 2007. The potential acquisition is subject to certain conditions precedent and no assurance can be given that the acquisition will be completed. If completed, it will involve a change of management and shareholder control along with other matters.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Kayenta Kreations, Inc.



By:      /s/ Brenda White               Date:      March 20, 2007
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Brenda White        Date:        March 20, 2007
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.