Form 10QSB
period 2007-03-31
KAYENTA KREATIONS INC
filed 2007-05-11
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   March 31, 2007

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

The number of $.001 par value common shares outstanding at March 31, 2007:
1,316,292

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.



                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2007

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE


        -   Unaudited Condensed Balance Sheet,
             March 31, 2007                                  1


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2007
             and 2006 and from inception on December 26,
             1995 through March 31, 2007                     2


        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2007
             and 2006 and from inception on December 26,
             1995 through March 31, 2007                     3


        -   Notes to Unaudited Financial Statements      4 - 5

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                        March 31
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                    $     3,775
  Advances from related party                               1,391
  Accrued interest - related party                             29
                                                      ___________
        Total Current Liabilities                           5,195
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                              1,316
  Capital in excess of par value                          104,647
  Deficit accumulated during the
    development stage                                    (111,158)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (5,195)
                                                      ___________
                                                      $         -
                                                      ___________








The accompanying notes are an integral part of these financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                              For the         From Inception
                                        Three Months Ended    on December 26,
                                             March 31,         1995 Through
                                      ______________________     March 31,
                                         2007        2006          2007
                                      __________  __________  ______________
REVENUE                               $        -  $        -  $            -

EXPENSES:
  General and administrative               3,775       3,085          41,365
                                      __________  __________  ______________
LOSS BEFORE OTHER INCOME (EXPENSE)        (3,775)     (3,085)        (41,365)

OTHER INCOME (EXPENSE)
  Interest expense                           (29)        (24)         (4,471)
                                      __________  __________  ______________
LOSS BEFORE INCOME TAXES                  (3,804)     (3,109)        (45,836)

CURRENT TAX EXPENSE                            -           -               -

DEFERRED TAX EXPENSE                           -           -               -
                                      __________  __________  ______________
LOSS FROM CONTINUING OPERATIONS           (3,804)     (3,109)        (45,836)
                                      __________  __________  ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued coloring art
    book business (including gain
    on disposal of $0, $0, and $0
    respectively)                              -           -         (64,924)
  Income tax benefit                           -           -               -
                                      __________  __________  ______________
LOSS FROM DISCONTINUED OPERATIONS              -           -         (64,924)
                                      __________  __________  ______________
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                      -           -            (398)
                                      __________  __________  ______________

NET LOSS                              $   (3,804) $   (3,109) $     (111,158)
                                      __________  __________  ______________

LOSS PER COMMON SHARE:
  Continuing operations               $        -  $        -
  Discontinued operations                      -           -
  Cumulative effect of change in
    accounting principle                       -           -
                                      __________  __________

  Net Loss Per Common Share           $        -  $        -
                                      __________  __________


                                     .
  The accompanying notes are an integral part of these financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                              For the         From Inception
                                        Three Months Ended    on December 26,
                                             March 31,         1995 Through
                                      ______________________     March 31,
                                         2007        2006          2007
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (3,804) $   (3,109) $     (111,158)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Amortization expense                         -           -             602
  Depreciation                                 -           -           9,610
  Non-cash interest expense -
    related party                             29          24           2,118
  Effect of change in accounting
    principle                                  -           -             398
  Loss on disposal of assets                   -           -           4,485
  Changes in assets and liabilities:
   Increase (decrease) in accounts
     payable                               2,384       1,892           3,775
                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (1,391)     (1,193)        (90,170)
                                      __________  __________  ______________
Cash Flows from Investing Activities:
 Payment of organization costs                 -           -          (1,000)
 Purchase of equipment                         -           -         (13,323)
                                      __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                 -           -         (14,323)
                                      __________  __________  ______________
Cash Flows from Financing Activities:
 Proceeds from shareholder loans           1,391       1,193          46,281
 Proceeds from common stock issuance           -           -          72,725
 Stock offering costs                          -           -         (14,533)
 Capital contributions                         -           -              20
                                      __________  __________  ______________
     Net Cash Provided by
       Financing Activities                1,391       1,193         104,493
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -           -               -

Cash at Beginning of Period                    -           -               -
                                      __________  __________  ______________

Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $        -  $           80
    Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended March 31, 2007:
     None

  For the three months ended March 31, 2006:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for the three month periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of March 31, 2007, a shareholder of the Company has made advances totaling $1,391 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at March 31, 2007 amounted to $29.

  Legal Services - An entity owned by a shareholder of the Company provided legal services for the Company. Legal fees to the entity for the three months ended March 31, 2007 amounted to $1,075. At March 31, 2007 the Company owed a total of $1,075 to the shareholder.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                          For the
                                                    Three Months Ended
                                                         March 31,
                                                  ______________________
                                                     2007        2006
                                                  __________  __________
  Loss from continuing operations (numerator)     $   (3,804) $   (3,109)
  Loss from discontinued operations (numerator)            -           -
  Cumulative effect of change in accounting
    principle (numerator)                                  -           -
                                                  __________  __________
  Loss available to common shareholders
    (numerator)                                   $   (3,804) $   (3,109)
                                                  __________  __________
  Weighted average number of common
    shares outstanding during the period
    used in loss per share (denominator)           1,316,292   1,316,292
                                                  __________  __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 5 - SUBSEQUENT EVENTS

  The Company has entered into a non-binding letter of intent to acquire a private company. The letter expired on July 31, 2006 but has been verbally extended to June 30, 2007. The potential acquisition is subject to certain conditions precedent and no assurance can be given that the acquisition will be completed. If completed, it will involve a change of management and shareholder control along with other matters.

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

     On June 13, 2006, the Company issued a press release announcing it has entered into a non-binding letter of intent to acquire a private company. The potential acquisition is subject to certain conditions precedent and no assurance can be given that the acquisition will be completed. If completed, it will involve a change of management and shareholder control along with other matters. The letter expired on July 31, 2006 but has been verbally extended to June 30, 2007.

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

                              Kayenta Kreations, Inc.



Date:  May 10, 2007            by:     /s/ Brenda White
                                   Brenda White, Chairman