Form 10QSB
period 2007-06-30
KAYENTA KREATIONS INC
filed 2007-08-08
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   June 30, 2007

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

The number of $.001 par value common shares outstanding at June 30, 2007:
1,316,292

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

                               JUNE 30, 2007

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheet,
             June 30, 2007                                   2


        -   Unaudited Condensed Statements of Operations,
             for the three and six months ended June
             30, 2007 and 2006 and from inception on
             December 26, 1995 through June 30, 2007         3


        -   Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2007 and
             2006 and from inception on December 26, 1995
             through June 30, 2007                           4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 6

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                        June 30,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accrued interest - related party                    $       140
Advances from related party                                 7,031
                                                      ___________
        Total Current Liabilities                           7,171
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                              1,316
  Capital in excess of par value                          104,646
  Deficit accumulated during the
    development stage                                    (113,133)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (7,171)
                                                      ___________
                                                      $         -
                                                      ___________







 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                             For the Three      For the Six    From Inception
                              Months Ended      Months Ended   on December 26,
                                June 30,          June 30,      1995 Through
                           _________________ _________________    June 30,
                             2007     2006     2007     2006        2007
                           ________ ________ ________ ________ ______________
REVENUE                    $      - $      - $      - $      - $            -

EXPENSES:
  General and
   administrative             1,865    2,126    5,640    5,211         43,229
                           ________ ________ ________ ________ ______________
LOSS BEFORE OTHER INCOME
 (EXPENSE)                  (1,865)  (2,126)  (5,640)  (5,211)       (43,229)

OTHER INCOME (EXPENSE):
  Interest Expense            (112)     (83)    (140)    (108)        (4,582)
                           ________ ________ ________ ________ ______________
LOSS BEFORE INCOME TAXES    (1,977)  (2,209)  (5,780)  (5,319)       (47,811)

CURRENT TAX EXPENSE               -        -        -        -              -

DEFERRED TAX EXPENSE              -        -        -        -              -
                           ________ ________ ________ ________ ______________
LOSS FROM CONTINUING
OPERATIONS                  (1,977)  (2,209)  (5,780)  (5,319)       (47,811)
                           ________ ________ ________ ________ ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued
    Coloring art book
     business (including
     gain on disposal of
     $0, $0, and $0
     respectively)                -        -        -        -       (64,924)
                           ________ ________ ________ ________ ______________
LOSS FROM DISCONTINUED
OPERATIONS                        -        -        -        -       (64,924)
                           ________ ________ ________ ________ ______________
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE          -        -        -        -          (398)
                           ________ ________ ________ ________ ______________
NET LOSS                   $(1,977) $(2,209) $(5,780) $(5,319) $    (113,133)
                           ________ ________ ________ ________ ______________
LOSS PER COMMON SHARE:
  Continuing operations        (.00)   (.00)    (.00)    (.00)
  Discontinued operations         -        -        -        -
  Gain (loss) on disposal
   of discontinued
   operations                     -        -        -        -
  Cumulative effect of
   change in accounting
   principle                      -        -        -        -
                           ________ ________ ________ ________
  Net Loss Per Common
   Share                   $  (.00) $  (.00) $  (.00) $  (.00)
                           ________ ________ ________ ________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                        For the Six Months    From Inception
                                          Ended June 30,      on December 26,
                                      ______________________   1995 Through
                                         2007        2006      June 30, 2007
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (5,780) $   (5,319) $     (113,133)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Non-cash interest expense -
    related party                            140         108           2,228
  Amortization expense                         -           -             602
  Depreciation                                 -           -           9,610
  Effect of change in accounting
    principle                                  -           -             398
  Loss on disposal of assets                   -           -           4,485
  Changes in assets and liabilities:
    (Decrease) Increase in accounts
      payable                             (1,391)        908               -

                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (7,031)     (4,303)        (95,810)
                                      __________  __________  ______________

Cash Flows from Investing Activities:
 Payment of organization costs                 -           -          (1,000)
 Purchase of Equipment                         -           -         (13,323)
                                      __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                 -           -         (14,323)
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from advances from
   shareholders                            7,031       4,303          51,921
 Proceeds from common stock issuance           -           -          72,725
 Stock offering costs                          -           -         (14,533)
 Capital contributions                         -           -              20
                                      __________  __________  ______________
     Net Cash Provided by
       Financing Activities                7,031       4,303         110,133
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -           -               -

Cash at Beginning of Period                    -           -               -
                                      __________  __________  ______________

Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $        -  $           80
    Income taxes                      $        -  $        -  $            -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the six months ended June 30, 2007:
     None

  For the six months ended June 30, 2006:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for the six month periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of June 30, 2007, a shareholder of the Company has made advances totaling $7,031 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at June 30, 2007 amounted to $140.

  Legal Services - An entity owned by a shareholder of the Company provided legal services for the Company. Legal fees to the entity for the six months ended June 30, 2007 amounted to $1,075.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                 For the Three            For the Six
                                  Months Ended            Months Ended
                                    June 30,                June 30,
                             ______________________  ______________________
                                2007        2006        2007        2006
                             __________  __________  __________  __________
  Income (loss) from
   continuing operations
   (numerator)               $   (1,977) $   (2,209) $   (5,780) $   (5,319)
  Income (loss) from
   discontinued operations
   (numerator)                        -           -           -           -
  Income (loss) from
   cumulative effect of
   change in accounting
   principle                          -           -           -           -
                             __________  __________  __________  __________
  Income (loss) available
   to common shareholders
   (numerator)               $   (1,977) $   (2,209) $   (5,780) $   (5,319)
                             __________  __________  __________  __________

  Weighted average number
   of common shares
   outstanding used in loss
   per share for the period
   (denominator)              1,316,292   1,316,292   1,316,292   1,316,292
                             __________  __________  __________  __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 5 - LETTER OF INTENT

  The Company previously had a letter of intent for a potential acquisition. However, the letter of intent expired on June 30, 2007 and has not been renewed.

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

     On June 13, 2006, the Company issued a press release announcing it entered into a non-binding letter of intent to acquire a private company. The potential acquisition was subject to certain conditions precedent and no assurance was given that the acquisition would be completed. If completed, it would involve a change of management and shareholder control along with other matters. The letter expired on June 30, 2007, and has not been renewed. The Company is not presently engaged in any business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions.

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

                              Kayenta Kreations, Inc.



Date:  August 8, 2007              by:     /s/ Brenda White
                                   Brenda White, Chairman