Form 10QSB
period 2007-09-30
KAYENTA KREATIONS INC
filed 2007-11-09
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:   September 30, 2007

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

The number of $.001 par value common shares outstanding at September 30, 2007:
1,316,292

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

                            SEPTEMBER 30, 2007

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                     PAGE

        -    Unaudited Condensed Balance Sheet,
            September 30, 2007                                        2


        -    Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2007 and 2006 and from inception on
            December 26, 1995 through September 30, 2007              3


        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2007
            and 2006 and from inception on December 26, 1995
            through September 30, 2007                                4


        -  Notes to Unaudited Condensed Financial Statements        5 - 6

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                     September 30,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts Payable                                    $      825
                                                      ___________
        Total Current Liabilities                             825
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                              1,316
  Capital in excess of par value                          113,627
  Deficit accumulated during the
    development stage                                    (115,768)
                                                      ___________
        Total Stockholders' Equity (Deficit)                 (825)
                                                      ___________
                                                      $         -
                                                      ___________







 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                     From
                                                                  Inception
                                                                 on December
                            For the Three         For the Nine    26, 1995
                             Months Ended         Months Ended     Through
                            September 30,         September 30,   September
                           __________________  __________________     30,
                             2007      2006      2007      2006      2007
                           ________  ________  ________  ________  _________
REVENUE                    $     -   $     -   $     -   $     -   $      -

EXPENSES:
  General and
   administrative            2,450     2,210     8,090     7,421     45,679
                           ________  ________  ________  ________  _________
LOSS BEFORE OTHER INCOME
 (EXPENSE)                  (2,450)   (2,210)   (8,090)   (7,421)   (45,679)

OTHER INCOME (EXPENSE):
  Interest Expense            (185)     (152)     (325)     (259)    (4,767)
                           ________  ________  ________  ________  _________
LOSS BEFORE INCOME TAXES    (2,635)   (2,362)   (8,415)   (7,680)   (50,446)

CURRENT TAX EXPENSE              -         -         -         -          -

DEFERRED TAX EXPENSE             -         -         -         -          -
                           ________  ________  ________  ________  _________
LOSS FROM CONTINUING
OPERATIONS                  (2,635)   (2,362)   (8,415)   (7,680)   (50,446)
                           ________  ________  ________  ________  _________
DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued
   Coloring art book
   business (including
   gain on disposal of
   $0, $0, and $0
   respectively)                 -         -         -         -    (64,924)
                           ________  ________  ________  ________  __________
LOSS FROM DISCONTINUED
OPERATIONS                       -         -         -         -    (64,924)
                           ________  ________  ________  ________  __________
CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE                       -         -         -         -       (398)
                           ________  ________  ________  ________  __________
NET LOSS                   $(2,635)  $(2,362)  $(8,415)  $(7,680)  $(115,768)
                           ________  ________  ________  ________  __________
LOSS PER COMMON SHARE:
  Continuing operations        (.00)    (.00)     (.01)     (.01)
  Discontinued operations         -        -         -         -
  Gain (loss) on disposal of
   discontinued operations        -        -         -         -
  Cumulative effect of change
   in accounting principle        -        -         -         -
                           _________  _______  ________  ________
  Net Loss Per Common Share $  (.00)  $ (.00)  $  (.01)  $  (.01)
                           _________  _______  ________  ________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                            For the Nine      From Inception
                                            Months Ended      on December 26,
                                            September  30,    1995 Through
                                          __________________  September 30,
                                            2007      2006        2007
                                          ________  ________   __________
Cash Flows from Operating Activities:
 Net loss                                 $(8,415)  $(7,680)   $(115,768)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Non-cash interest
   expense - related party                    325       259        2,413
  Amortization expense                          -         -          602
  Depreciation                                  -         -        9,610
  Effect of change in
   accounting principle                         -         -          398
  Loss on disposal of assets                    -         -        4,485
  Changes in assets and liabilities:
    (Decrease) Increase
      in accounts payable                    (566)     (984)         825
    (Decrease) Increase in
        accounts payable-related party          -       525            -
                                          ________  ________   __________
        Net Cash (Used) by
         Operating Activities              (8,656)   (7,880)     (97,435)
                                          ________  ________   __________

Cash Flows from Investing Activities:
 Payment of organization costs                  -         -       (1,000)
 Purchase of Equipment                          -         -      (13,323)
                                          ________  ________   __________
        Net Cash (Used) by
         Investing Activities                   -         -      (14,323)
                                          ________  ________   __________

Cash Flows from Financing Activities:
 Proceeds from advances from shareholders   8,656     7,880       53,546
 Proceeds from common stock issuance            -         -       72,725
 Stock offering costs                           -         -      (14,533)
 Capital contributions                          -         -           20
                                          ________  ________   __________
     Net Cash Provided by
      Financing Activities                  8,656     7,880      111,758
                                          ________  ________   __________

Net Increase (Decrease) in Cash                 -         -            -

Cash at Beginning of Period                     -         -            -
                                          ________  ________   __________

Cash at End of Period                     $     -   $     -    $       -
                                          ________  ________   __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                              $     -   $     -    $      80
    Income taxes                          $     -   $     -    $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the nine months ended September 30, 2007:
     In September 2007, related parties forgave advances totaling $8,656 and
     accrued   interest  of  $325  which  is  accounted  for  as  a  capital contribution.

  For the nine months ended September 30, 2006:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the nine month periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of September 30, 2007, a shareholder of the Company has made advances totaling $8,656 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at September 30, 2007 amounted to $325. At September 30, 2007 the shareholder forgave all the advances and accrued interest. Due to the related party nature of the debt the Company recorded the forgiveness as a contribution to capital.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS - CONTINUED

  Legal Services - An entity owned by a shareholder of the Company provided legal services for the Company. Legal fees to the entity for the nine months ended September 30, 2007 amounted to $1,600.

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                         For the Three         For the Nine
                         Months Ended          Months Ended
                         September 30,         September 30,
                      ____________________  ____________________
                         2007      2006       2007       2006
                      _________  _________  _________  _________
  Income (loss)
   from continuing
   operations
  (numerator)         $ (2,635)  $ (2,362)  $ (8,415)  $ (7,680)

  Income (loss)
   from discontinued
   operations
  (numerator)                -          -          -          -

  Income (loss)
   from cumulative
   effect of change
   in accounting
   principle                 -          -          -          -
                      _________  _________  _________  _________
  Income (loss)
   available to
   common
   shareholders
   (numerator)        $ (2,635)  $ (2,362)  $ (8,415)  $ (7,680)
                      _________  _________  _________  _________

  Weighted average
   number of
   common shares
   outstanding
   used in loss
   per share for
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

ITEM 5.  OTHER INFORMATION

     No reports on Form 8-K were required or filed during the period covered by this report.

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

                                   Kayenta Kreations, Inc.



Date:  November 9, 2007            by:     /s/ Brenda White
                                   Brenda White, Chairman