Form 10KSB
period 2007-12-31
KAYENTA KREATIONS INC
filed 2008-03-14
CIK 1011395

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007    Commission File No. 333-4066

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

The number of shares outstanding of the Issuer's common stock at December 31, 2007: 1,316,292

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

     (B)  BUSINESS OF COMPANY.

     The Company was engaged in the business of producing and marketing specialty children's coloring art books and art coloring pencils. This business was not successful and operations were eventually discontinued. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. The Company has entered into a non-binding letter of intent to acquire all of the issued and outstanding common stock of GeoSpatial Mapping Systems, Inc., a privately-held Delaware corporation with its principal headquarters located in Pittsburgh, PA.

     The proposed acquisition is subject to certain conditions and will involve a change in stockholder control of the Company, change of management, change of corporate name, change of corporate headquarters and other significant matters. The proposed acquisition is expected to involve a 2.8 to 1 forward stock split of the currently outstanding shares of common stock of the Company. Subject to the conditions precedent, the Acquisition was proposed to be completed in mid-January, 2008, but is now proposed to close prior to April 30, 2008.

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

     Quarter Ended                 High                Low

     March 31, 2006                1.01                 .99
     June 30, 2006                 1.01                1.01
     September 30, 2006            2.25                1.50
     December 31, 2006             1.12                1.12

     March 31, 2007                1.14                1.12
     June 30, 2007                 1.14                1.14
     September 30, 2007            1.14                1.14
     December 31, 2007             1.14                1.14

     (B)  HOLDERS.

     As of March 12, 2008, there were 11 record holders of the Company's Common Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company was incorporated on December 26, 1995. The Company has not yet generated any significant revenues from operations and is considered a development stage company. Management's plan of operation for the next twelve months is to continue to receive shareholder advances to provide general working capital. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. The Company has experienced losses from its inception. The Company was engaged in the business of producing and marketing specialty children's coloring art books and art coloring pencils. This business was not successful and operations were eventually discontinued. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. The Company has entered into a non-binding letter of intent to acquire all of the issued and outstanding common stock of GeoSpatial Mapping Systems, Inc., a privately-held Delaware corporation with its principal headquarters located in Pittsburgh, PA.

     The proposed acquisition is subject to certain conditions and will involve a change in stockholder control of the Company, change of management, change of corporate name, change of corporate headquarters and other significant matters. The proposed acquisition is expected to involve a 2.8 to 1 forward stock split of the currently outstanding shares of common stock of the Company. Subject to the conditions precedent, the Acquisition was proposed to be completed in mid-January, 2008, but is now proposed to close prior to April 30, 2008. The Company has no operating capital or income producing assets. In light of these circumstances, the ability of the Company to continue as a going concern is substantially in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes their plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings.

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

     Management's assessment of internal controls. Management has made an assessment of the issuer's internal controls as of the end of the fiscal year. The Company has no employees and very few transactions. Management approves all disbursements and has hired outside accountants to prepare financial statements and to assure that disclosures are adequate. Management's assessment is that internal controls and procedures over financial reporting are effective. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

                     Term Served As      Positions
Name of Director Age Director/Officer    With Company

Brenda White      48 Since February 15,  President &
                     2002                Secretary/Treasurer



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

CHANGES IN CONTROL

     Presently the Company's principal activity has been to investigate potential acquisitions as referred to in Item 1 of this Form 10-KSB. The Company has entered into a non-binding letter of intent to acquire all of the issued and outstanding common stock of GeoSpatial Mapping Systems, Inc., a privately-held Delaware corporation with its principal headquarters located in Pittsburgh, PA.

     The proposed acquisition is subject to certain conditions and will involve a change in stockholder control of the Company, change of management, change of corporate name, change of corporate headquarters and other significant matters. The proposed acquisition is expected to involve a 2.8 to 1 forward stock split of the currently outstanding shares of common stock of the Company. Subject to the conditions precedent, the acquisition was proposed to be completed in mid-January, 2008, but is now proposed to close prior to April 30, 2008.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $5,620 for the fiscal year ended December 31, 2006, and $6,575 for the fiscal year ended December 31, 2007.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2006 and $-0- for the fiscal year ended December 31, 2007.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $250 for the fiscal year ended December 31, 2006 and $300 for the fiscal year ended December 31, 2007.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2006 and $-0- for the fiscal year ended December 31, 2007.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2007

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE

        -    Report of Independent Registered Public
             Accounting Firm                                     1


        -    Balance Sheet, December 31, 2007                    2


        -    Statements of Operations, for the years
            ended December 31, 2007 and 2006
            and from inception on December 26,
             1995 through December 31, 2007                      3


        -    Statement of Stockholders' Equity (Deficit),
            from inception on December 26, 1995
               through December 31, 2007                       4 - 6


        -    Statements of Cash Flows, for the years
            ended December 31, 2007 and 2006
            and from inception on December 26,
             1995 through December 31, 2007                      7


        -  Notes to Financial Statements                       8 - 13

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Kayenta Kreations, Inc.
Salt Lake City, UT

We have audited the accompanying balance sheet of Kayenta Kreations, Inc. [a development stage company] as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on December 26, 1995 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kayenta Kreations, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on December 26, 1995 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.
March 11, 2008
Salt Lake City, Utah

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS

                                                      December 31,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $      295
  Advances from related party                                   -
  Accrued interest - related party                              -
                                                       ___________
        Total Current Liabilities                             295
                                                       ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                              1,316
  Capital in excess of par value                          118,821
  Deficit accumulated during the
    development stage                                    (120,432)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (  295)
                                                      ___________
                                                      $         -
                                                      ___________








The accompanying notes are an integral part of these financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                                For the        From Inception
                                               Year Ended      on December 26,
                                               December 31,      1995 Through
                                          _____________________   December 31,
                                             2007        2006         2007
                                          _________   _________   __________
REVENUE                                   $      -    $      -    $       -

EXPENSES:
  General and administrative                12,690       9,267       50,279
                                          _________   _________   __________
LOSS BEFORE OTHER INCOME (EXPENSE)         (12,690)     (9,267)     (50,279)

OTHER INCOME (EXPENSE)
  Interest expense                            (389)       (471)      (4,831)
                                          _________   _________   __________
LOSS BEFORE INCOME TAXES                   (13,079)     (9,738)     (55,110)

CURRENT TAX EXPENSE                              -           -            -

DEFERRED TAX EXPENSE                             -           -            -
                                          _________   _________   __________
LOSS FROM CONTINUING OPERATIONS            (13,079)     (9,738)     (55,110)
                                          _________   _________   __________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued coloring art
    book business (including
    gain on disposal of
    $0, $0, and $0 respectively)                 -           -      (64,924)
  Income tax benefit                             -           -            -
                                          _________   _________   __________
LOSS FROM DISCONTINUED OPERATIONS                -           -      (64,924)
                                          _________   _________   __________
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                        -           -         (398)
                                          _________   _________   __________

NET LOSS                                  $(13,079)   $ (9,738)   $(120,432)
                                          _________   _________   __________

LOSS PER COMMON SHARE:
  Continuing operations                   $   (.01)   $   (.01)
  Discontinued operations                        -           -
  Cumulative effect of change in
    accounting principle                         -           -
                                          _________   _________

  Net Loss Per Common Share               $   (.01)   $   (.01)
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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON DECEMBER 26, 1995

                         THROUGH DECEMBER 31, 2007

                                                                      Deficit
                                                                    Accumulated
                    Preferred Stock     Common Stock    Capital in   During the
                   ________________  __________________  Excess of  Development
                    Shares   Amount   Shares    Amount   Par Value     Stage
                   _______  _______  _________  _______  _________   __________

BALANCE,
 December 26, 1995       -  $     -          -  $     -  $      -    $       -

Issuance of
 500,000 shares of
 common stock for
 cash of $5,000, or
 $.01 per share,
 December 1995           -        -    500,000      500     4,500            -

Net loss for the
 period ended
 December 31, 1995       -        -          -        -         -           (2)
                   _______  _______  _________  _______  _________   __________

BALANCE,
 December 31, 1995       -        -    500,000      500     4,500           (2)

Issuance of
 300,000 shares of
 common stock for
 cash of $3,000, or
 $.01 per share,
 March 1996              -        -    300,000      300     2,700            -

Capital
 contribution            -        -          -        -        20            -

Net loss for the
 year ended
 December 31, 1996       -        -          -        -         -         (365)
                   _______  _______  _________  _______  _________   __________

BALANCE,
 December 31, 1996       -        -    800,000      800     7,220         (367)

Issuance of 218,900
 shares of common
 stock for cash of
 $54,725, or $.25
 per share, net of
 stock offering
 costs of $14,533,
 February 1997           -        -    218,900      219    39,973            -

Net loss for the
 year ended
 December 31, 1997       -        -          -        -         -      (21,705)
                   _______  _______  _________  _______  _________   __________

BALANCE,
 December 31, 1997       -        -  1,018,900    1,019    47,193      (22,072)

Net loss for the
 year ended
 December 31, 1998       -        -          -        -         -      (10,755)
                   _______  _______  _________  _______  _________   __________

BALANCE,
 December 31, 1998       -        -  1,018,900    1,019    47,193      (32,827)

Net loss for the
 year ended
 December 31, 1999       -        -          -        -         -      (10,993)
                   _______  _______  _________  _______  _________   __________

BALANCE,
 December 31, 1999       -        -  1,018,900    1,019    47,193      (43,820)

Net loss for the
 year ended
 December 31, 2000       -        -          -        -         -      (13,014)

                                [Continued]

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON DECEMBER 26, 1995

                         THROUGH DECEMBER 31, 2007

                                [Continued]


                                                                      Deficit
                                                                    Accumulated
                    Preferred Stock     Common Stock    Capital in   During the
                   ________________  __________________  Excess of  Development
                    Shares   Amount   Shares    Amount   Par Value     Stage
                   _______  _______  _________  _______  _________   __________

BALANCE,
 December 31, 2000       -        -  1,018,900    1,019    47,193      (56,834)

Capital
 distribution on
 assets exchanged
 for debt                -        -          -        -      (280)           -

Net loss for the
 year ended
 December 31, 2001       -        -          -        -         -      (10,842)
                   _______  _______  _________  _______  _________   __________

BALANCE,
 December 31, 2001       -        -  1,018,900    1,019    46,913      (67,676)

Issuance of
 100,000 shares of
  common stock for
  cash of $10,000,
  or $.10 per
  share, February
  2002                   -        -    100,000      100     9,900            -

Issuance of
  197,392 shares of
  common stock to
  repay debt and
  accrued interest
  totaling $19,742,
  or approximately
  $.10 per share,
  February 2002          -        -    197,392      197    19,545            -

Net loss for the
 year ended
 December 31, 2002       -        -          -        -         -       (6,559)
                   _______  _______  _________  _______  _________   __________

BALANCE,
 December 31, 2002       -        -  1,316,292    1,316    76,358      (74,235)

Net loss for the
 year ended
 December 31, 2003       -        -          -        -         -       (7,315)
                   _______  _______  _________  _______  _________   __________

BALANCE,
 December 31, 2003       -        -  1,316,292    1,316    76,358      (81,550)

Forgiveness of
 Debt to related
 party, December
 31, 2004                -        -          -        -     9,762            -

Net loss for the
 year ended
 December 31, 2004       -        -          -        -         -       (7,806)
                   _______  _______  _________  _______  _________   __________

BALANCE,
 December 31, 2004       -        -  1,316,292    1,316    86,120      (89,356)


                   _______  _______  _________  _______  _________   __________




                                [Continued]

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON DECEMBER 26, 1995

                         THROUGH DECEMBER 31, 2007

                                [Continued]

                                                                      Deficit
                                                                    Accumulated
                    Preferred Stock     Common Stock    Capital in   During the
                   ________________  __________________  Excess of  Development
                    Shares   Amount   Shares    Amount   Par Value     Stage
                   _______  _______  _________  _______  _________   __________

Forgiveness of
 Debt to related
 party, December
 31, 2005                -        -          -        -      8,886           -

Net loss for the
 year ended
 December 31, 2005       -        -          -        -          -      (8,259)
                   _______  _______  _________  _______  _________   __________
BALANCE,
 December 31, 2005       -        -  1,316,292    1,316     95,006     (97,615)

Forgiveness of
 Debt to related
 party, December
 31, 2006                -        -          -        -      9,640           -

Net loss for the
 year ended
 December 31, 2006       -        -          -        -          -      (9,738)
                   _______  _______  _________  _______  _________   __________
BALANCE,
 December 31, 2006       -        -  1,316,292    1,316    104,646    (107,353)

Forgiveness of
 Debt to related
 party, December
 31, 2007                -        -          -        -     14,175           -

Net loss for the
 year ended
 December 31, 2007       -        -          -        -          -     (13,079)
                   _______  _______  _________  _______  _________   __________
BALANCE,
 December 31, 2007       -  $     -  1,316,292  $ 1,316  $ 118,821   $(120,432)
                   _______  _______  _________  _______  _________   __________












The accompanying notes are an integral part of these financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                                For the       From Inception
                                               Year Ended     on December 26,
                                              December 31,     1995 Through
                                          ___________________  December 31,
                                             2007      2006        2007
                                          _________  ________   __________
Cash Flows from Operating Activities:
 Net loss                                 $(13,079)  $(9,738)   $(120,432)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
  Amortization expense                           -         -          602
  Depreciation                                   -         -        9,610
  Non-cash interest
   expense - related party                     389       471        2,477
  Effect of change in
   accounting principle                          -         -          398
  Loss on disposal of assets                     -         -        4,485
  Changes in assets and liabilities:
   Increase (decrease)
    in accounts payable                     (1,096)       98          295
                                          _________  ________   __________
        Net Cash (Used)
          by Operating Activities          (13,786)   (9,169)    (102,565)
                                          _________  ________   __________
Cash Flows from Investing Activities:
 Payment of organization costs                   -         -       (1,000)
 Purchase of equipment                           -         -      (13,323)
                                          _________  ________   __________
        Net Cash (Used)
          by Investing Activities                -         -      (14,323)
                                          _________  ________   __________
Cash Flows from Financing Activities:
 Proceeds from shareholder loans            13,786     9,169       58,676
 Proceeds from common stock issuance             -         -       72,725
 Stock offering costs                            -         -      (14,533)
 Capital contributions                           -         -           20
                                          _________  ________   __________
     Net Cash Provided
       by Financing Activities              13,786     9,169      116,888
                                          _________  ________   __________

Net Increase (Decrease) in Cash                  -         -            -

Cash at Beginning of Period                      -         -            -
                                          _________  ________   __________

Cash at End of Period                     $      -   $     -    $       -
                                          _________  ________   __________

Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the periods for:
    Interest                              $      -   $     -    $      80
    Income taxes                          $      -   $     -    $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the year ended December 31, 2007:
     In September and December 2007 related parties forgave debt totaling $8,981 and $5,194 respectively which is accounted for as a capital contribution.

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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", SFAS No. 156, "Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)", SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", and SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements" (as amended), were recently issued. SFAS No. 155, 156, 157, 158, 159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to December 31, 2007 have been reclassified to conform to the headings and classifications used in the December 31, 2007 financial statements

NOTE 2 - DISCONTINUED OPERATIONS

  On December 30, 2001, the Company discontinued all its existing coloring art book business and sold its remaining assets to repay debt [See Note 6]. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2007, the Company had no assets or liabilities associated with its discontinued business operations.

  The following is a summary of the results of operations of the Company's discontinued business operations:

                                                         From Inception
                                     For the Year Ended  on December 26,
                                        December 31,     1995, Through
                                  ______________________ December 31,
                                       2007      2006        2007
                                  ___________  _________  __________
         Revenue                    $       -  $       -  $   2,814
         Cost of goods sold                 -          -     (1,518)
         General and administrative         -          -    (64,410)
         Other income (expense)             -          -     (1,810)
                                  ___________  _________  __________
         Net loss                   $       -  $       -  $ (64,924)
                                  ___________  _________  __________

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2007.

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

  In December 2006 an officer of the Company forgave debt and accrued interest in the amount of $9,640. In accordance with AICPA Technical
  Practice Aids, Practice Alert 00-1, "Accounting for Certain Equity Transactions", the forgiveness has been charged to Capital in excess of par value.

  In September and December 2007 an officer of the Company forgave debt and accrued interest in the amount of $8,981 and $5,194 respectively. In accordance with AICPA Technical Practice Aids, Practice Alert 00-1,
  "Accounting for Certain Equity Transactions", the forgiveness has been charged to Capital in excess of par value.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and
  any available operating loss or tax credit carryforwards.     The
  Company has available at December 31, 2007 an operating loss carryforward of $117,700, which may be applied against future taxable income and which expires in various years through 2026.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $17,650 and $15,690 as of December 31, 2007 and December 31, 2006, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2007 is approximately $1,960.

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

  Shareholder Loans - During the years ended December 31, 2007 and 2006 an officer/shareholder of the Company loaned a total of $13,786 and $9,169, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Accrued interest for the years ended December 31, 2007 and December 2006 was $389 and $471, respectively. In September 2007, December 2007 and 2006 the shareholder forgave the loans and related interest which was accounted for as a capital contribution in the amount of $8,981, $5,194 and $9,640, respectively [See Note 3].


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

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                 For the
                                                Year Ended
                                               December 31,
                                          ______________________
                                             2007        2006
                                          _________    _________
  Loss from continuing
     operations (numerator)               $(13,079)    $ (9,738)

  Loss from discontinued
     operations (numerator)                      -            -

  Cumulative effect of change in
     accounting principle (numerator)            -            -
                                          _________    _________
  Loss available to
     common shareholders (numerator)      $(13,079)    $ (9,738)
                                          _________    _________
  Weighted average number of common
    shares outstanding during the period
    used in loss per share (denominator)  1,316,292    1,316,292
                                          _________    _________

  Dilutive  loss  per share was not presented, as the Company had  no  common
  equivalent  shares  for  all  periods  presented  that  would  affect   the
  computation of diluted loss per share.


NOTE 9 - SUBSEQUENT EVENTS

  The Company has entered into a non-binding letter of intent to acquire all of the issued and outstanding common stock of GeoSpatial Mapping Systems, Inc., a privately-held Delaware corporation with its principal headquarters located in Pittsburgh, PA.

  The proposed acquisition is subject to certain conditions and will involve a change in stockholder control of the Company, change of management, change of corporate name, change of corporate headquarters and other significant matters. The proposed acquisition is expected to involve a 2.8 to 1 forward stock split of the currently outstanding shares of common stock of the Company. Subject to the conditions precedent, the acquisition was proposed to be completed in mid-January, 2008, but is now proposed to close prior to April 30, 2008.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Kayenta Kreations, Inc.



By:  /s/Brenda White          Date:      March 12, 2008
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By: /s/Brenda White           Date:        March 12, 2008
     Brenda White, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.