Form 10-Q
period 2008-03-31
KAYENTA KREATIONS INC
filed 2008-04-30
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-4066

GEOSPATIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	87-0554463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

229 Howes Run Road, Sarver, PA 16055

(Address of principal executive offices)

(724) 353-3400

(Registrant’s telephone number, including area code)

Kayenta Kreations, Inc., 311 South State Street, Suite 460, Salt Lake City, Utah 84111

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☒    NO  ☐

The number of $.001 par value common shares outstanding at March 31, 2008: 1,316,292

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions, which are not historical, constitute “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies for the future. We intend that such Forward-Looking Statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Persons reviewing this report are cautioned that any Forward-Looking Statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the Forward-Looking Statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations. Readers are cautioned not to place undue reliance on these Forward-Looking Statements that speak only as of the date the statement was made.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEOSPATIAL HOLDINGS, INC.

(FORMERLY KAYENTA KREATIONS, INC.)

(A Development Stage Company)

Geospatial Holdings, Inc.

(Formerly Kayenta Kreations, Inc.)

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007*
	(Unaudited)
ASSETS
Cash	$—	$—

Total current assets	—	—

Total assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,845	$295
Advances from related party	545	—
Accrued interest - related party	10	—

Total current liabilities	6,400	295

Stockholders’ equity (deficit):
Preferred Stock, $.001 par value; 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized, 3,685,618 shares issued and outstanding at March 31, 2008 and December 31, 2007	3,685	3,685
Capital in excess of par value	116,452	116,452
Deficit accumulated during the development stage	(126,537)	(120,432)

Total stockholders’ equity	(6,400)	(295)

Total liabilities and stockholders’ equity	$—	$—

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Geospatial Holdings, Inc.

(Formerly Kayenta Kreations, Inc.)

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		From Inception on December 26, 1995 through March 31, 2008
	2008	2007
Revenue	$—	$—	$—
General and administrative expenses	6,095	3,775	56,374

Loss before other income (expense)	(6,095)	(3,775)	(56,374)
Other income (expense):
Interest expense	(10)	(29)	(4,841)

Loss before income taxes	(6,105)	(3,804)	(61,215)
Current tax expense	—	—	—
Deferred tax expense	—	—	—

Loss from continuing operations	(6,105)	(3,804)	(61,215)

Discontinued operations:
Loss from operations of discontinued coloring art book business
(including gain on disposal of $0, $0, and $0, respectively)	—	—	(64,924)

Loss from discontinued operations	—	—	(64,924)

Cumulative effect of change in accounting principle	—	—	(398)

Net loss	$(6,105)	$(3,804)	$(126,537)

Basic and fully-diluted net loss per share of Common Stock	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Geospatial Holdings, Inc.

(Formerly Kayenta Kreations, Inc.)

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			From Inception on December 26, 1995 through March 31, 2008
	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,105)	$(3,804)	$(126,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	—	—	602
Depreciation	—	—	9,610
Non-cash interest expense - related party	10	29	2,487
Effect of change in accounting principle	—	—	398
Loss on disposal of fixed assets	—	—	4,485
Changes in assets and liabilities:
Increase (decrease) in accounts payable	5,550	2,384	5,845

Net cash used in operating activities	(545)	(1,391)	(103,110)

Cash flows from investing activities:
Payment of organization costs	—	—	(1,000)
Purchase of equipment	—	—	(13,323)

Net cash used in investing activities	—	—	(14,323)

Cash flows from financing activities:
Proceeds from shareholder loans	545	1,391	59,221
Proceeds from Common Stock issuance	—	—	72,725
Stock offering costs	—	—	(14,533)
Capital contributions	—	—	20

Net cash provided by financing activities	545	1,391	117,433

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—

Supplemental disclosures:
Cash paid during period for interest	$—	$—	$80
Cash paid during period for income taxes	—	—	—

Supplemental Schedule of Non-Cash Investing and Financing Activities:

For the three months ended March 31, 2008:

None.

For the three months ended March 31, 2007:

None.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Geospatial Holdings, Inc.

(Formerly Kayenta Kreations, Inc.)

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

March 31, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Geospatial Holdings, Inc., (formerly known as Kayenta Kreations, Inc.) (the “Company”) was organized under the laws of the State of Nevada on December 26, 1995. The Company previously produced and marketed a children’s coloring art book depicting various aspects of life in the Southwestern and Western United States. The Company discontinued its coloring art book business effective December 30, 2001. As of March 31, 2008, the Company had not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

As previously disclosed in our Current Report filed on Form 8-K on March 25, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Geospatial Mapping Systems, Inc., a Delaware corporation (“GMSI”) which provided, upon the satisfaction of certain conditions set forth in the Merger Agreement, that the two companies would merge and GMSI would become the surviving corporation of the merger (the “Merger”).

Subsequent to the period covered by this Quarterly Report, the conditions of the Merger Agreement were satisfied and, on April 25, 2008, the Merger occurred. Pursuant to the terms of the Merger Agreement, the Company now owns 100% of the outstanding shares of GMSI and the former GMSI shareholders now own a majority of the issued and outstanding shares of the Company’s common stock (“Common Stock”). As a result of the Merger, GMSI became the Company’s wholly-owned subsidiary and the Company ceased being a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends to carry on GMSI’s business.

NOTE 2 – BASIS OF PRESENTATION

The accompanying Condensed Financial Statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the three month periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 3 - GOING CONCERN

From its inception through March 31, 2008, the Company had incurred losses and had no ongoing operations. Further, during that period, the Company had current liabilities in excess of current assets. These factors raised substantial doubt about the ability of the Company to continue as a going concern. In this regard, management proposed to raise any necessary additional funds not provided by operations through loans or through additional sales of its Common Stock. There had been, and continues to be, no assurance about the Company’s ability to continue on a going concern basis, however, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - RELATED PARTY TRANSACTIONS

Advance from Shareholder

As of March 31, 2008, a shareholder of the Company has made advances totaling $545 to the Company. The advances bear interest at 10% per annum, and are due on demand. Accrued interest expense at March 31, 2008 amounted to $10.

Legal Services

An entity owned by a shareholder of the Company provided legal services for the Company. Legal fees to the entity for the three months ended March 31, 2008 amounted to $1,600.

NOTE 5 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the three months ended March 31,
	2008	2007
Loss from continuing operations	$(6,105)	$(3,804)
Loss from discontinued operations	—	—
Loss from cumulative effect of change in accounting principle	—	—
Loss available to common shareholders (numerator)	(6,105)	(3,804)
Weighted average number of common shares outstanding used in loss per share for the period (denominator)	3,685,618	3,685,618
Net loss per share	$(0.00)	$(0.00)

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 6 – SUBSEQUENT EVENTS

As reported in Note 1 of our Condensed Financial Statements, pursuant to the terms of the Merger Agreement, on April 25, 2008, the Company acquired all the outstanding shares of GMSI common stock and the former GMSI shareholders now own a majority of the issued and outstanding shares of the Company’s Common Stock. As a result of the Merger, GMSI became the Company’s wholly-owned subsidiary and operating unit.

Pursuant to the terms of the Merger Agreement, the Company agreed to effect a 2.8 to 1 forward stock split of its Common Stock, resulting in 3,685,618 outstanding shares of the Company’s Common Stock (the “Forward Split”). The Forward Split was effected on April 25, 2008. The accompanying financial statements have been restated for all periods presented to reflect the effect of the stock split. Pursuant to the terms of the Merger Agreement and at the effective time of the Merger (the “Effective Time”), the issued and outstanding shares of GMSI (the “GMSI Shares”) were converted into an aggregate of 20,074,188 shares of the Company’s Common Stock via each GMSI Share issued and outstanding immediately prior to the Effective Time (other than GMSI Shares held in its treasury) on the basis of one share of the Company’s Common Stock for each GMSI Share without any action on the part of the holders thereof (the “Merger Consideration”), and the Company now owns 100% of the outstanding shares of GMSI.

All outstanding options to purchase GMSI Shares, warrants or similar outstanding GMSI securities were likewise converted into like securities of the Company. In addition, each GMSI Share converted into the Merger Consideration was no longer outstanding and was automatically canceled and retired and ceased to exist. Such shares were surrendered and became owned of record and beneficially by the Company.

Pursuant to the terms of the Merger Agreement, the GMSI shareholders now own 84.49 percent of the 23,759,806 issued and outstanding shares of the Company’s Common Stock. In addition, the Merger Agreement contains a covenant that the Company will not effectuate any reverse stock split of the Company’s Common Stock for a period of two years from the Effective Time without the consent of Thomas G. Kimble, an individual stockholder of Kayenta Kreations, Inc. Pursuant to the terms of the Merger Agreement, the Company must file a registration statement with the Securities and Exchange Commission covering the resale of all restricted shares of Common Stock held by the Company’s shareholders immediately prior to the Merger, but not including any of the shares issued to GMSI’s stockholders in connection with the Merger.

In connection with the Merger, Mark A. Smith was appointed to serve as Chairman of the Board and Chief Executive Officer of the Company. Additionally, the Company added Richard Nieman as a Director and Thomas R. Oxenreiter as Chief Financial Officer, Secretary and a Director. Additionally, Brenda White, the former sole member of the Board of Directors of the Company, resigned. Pursuant to the terms of the Merger Agreement, the Company’s stockholders have approved an employee benefit stock option plan.

ITEM 2: MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Geospatial Holdings, Inc., (formerly known as Kayenta Kreations, Inc.) (the “Company”) was incorporated on December 26, 1995. As of March 31, 2008, the Company had not yet generated any significant revenues from operations and was thus considered a development stage company. From its inception though March 31, 2008, the Company had experienced losses. The Company was engaged in the business of producing and marketing specialty children’s coloring art books and art coloring pencils. This business was not successful and operations were eventually discontinued.

As discussed in Note 5 of our Condensed Financial Statements the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Geospatial Mapping Systems, Inc., a Delaware corporation (“GMSI”). Pursuant to the terms of the Merger Agreement, on April 25, 2008, the Company acquired all the outstanding common stock of GMSI and the GMSI shareholders now own a majority of the issued and outstanding shares of the Company’s Common Stock. As a result of the Merger, GMSI became the Company’s wholly-owned subsidiary and operating unit.

Results of Operations and Plan of Operation

In the three months ended March 31, 2008, the Company incurred expenses of $6,105, including general and administrative expenses of $6,095. Current liabilities increased by $6,105.

Management’s current operating plan is to (i) continue to receive shareholder advances to provide general working capital for the administrative and reporting requirements of a public company, and (ii) facilitate the Merger.

As discussed in Note 3 of our Condensed Financial Statements, there is substantial doubt about the ability of the Company to continue as a going concern. Management believes its plans will provide the corporation with the ability to continue in existence. Management plans to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of March 31, 2008.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not materially affected by market risk.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

b.	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

c.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter (the “Evaluation Date”).

Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated:

a.	any significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data;

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; or

c.	any material weaknesses in internal controls that have been or should be identified for the Company’s auditors and disclosed to the Company’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

Changes in Internal Control over Financial Reporting

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 25, 2008, the Board of Directors and a majority of the shareholders of the Company, resolved in writing that, pursuant to the Merger Agreement and at the Effective Time of the Merger, the Company shall (1) amend its Articles of Incorporation to effect a 2.8:1 forward stock split, authorize a change of name to Geospatial Holdings, Inc., and increase its authorized Common Stock from 50,000,000 to 100,000,000; (2) appoint certain persons designated by GMSI as members of the Board of Directors and as officers of the Company; and (3) adopt an employee benefit stock option plan.

ITEM 5. OTHER INFORMATION

As reported in Note 5 of the Condensed Financial Statements, pursuant to the terms of the Merger Agreement, on April 25, 2008, the Company acquired all the outstanding common stock of GMSI and the GMSI shareholders now own a majority of the issued and outstanding shares of the Company’s Common Stock. As a result of the Merger, GMSI became the Company’s wholly-owned subsidiary and operating unit.

Pursuant to the terms of the Merger Agreement, on April 25, 2008, we amended our Articles of Incorporation to effect a 2.8:1 forward stock split, change our name from Kayenta Kreations Inc., to Geospatial Holdings, Inc. and increase the number of authorized shares from 50,000,000 to 100,000,000.

ITEM 6. EXHIBITS.

Exhibit	Description
2.1	Agreement and Plan of Merger by and among Kayenta Kreations, Inc., a Nevada Corporation, Kayenta Subsidiary Corp., a Delaware corporation Geospatial Mapping Systems, Inc., a Delaware corporation and Thomas G. Kimble, an individual, dated March 25, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed March 25, 2008)

3.1	Amended Articles of Incorporation of the Registrant

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form SB-2 filed on April 23, 1996)

4.1	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form SB-2 filed on April 23, 1996)

31.1	Rule 13a-14(a) Certification of Mark A. Smith

31.2	Rule 13a-14(a) Certification of Thomas R. Oxenreiter

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Geospatial Holdings, Inc.
(Registrant)

Date: April 30, 2008	By:	/s/ Mark A. Smith
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

	By:	/s/ Thomas R. Oxenreiter
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer