Form 10-Q
period 2008-06-30
GEOSPATIAL HOLDINGS, INC.
filed 2008-08-14
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-04066

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

The number of $.001 par value common shares outstanding at June 30, 2008: 23,759,806

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOSPATIAL HOLDINGS, INC.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,598	$183,448
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $0 at June 30, 2008 and December 31, 2007, respectively	88,110	7,530
Unbilled revenues on contracts in progress	4,493	—
Notes receivable	270,478	107,585
Prepaid expenses	128,043	81,985

Total current assets	614,722	380,548

Property and equipment:
Field equipment	903,277	891,384
Office equipment	99,616	76,698
Vehicles	17,530	17,530

Total property and equipment	1,020,423	985,612
Less: accumulated depreciation	(254,272)	(179,283)

Net property and equipment	766,151	806,329

Other assets:
License fees	1,367,000	1,367,000
Deposit on equipment	2,441,370	2,441,370

Total other assets	3,808,370	3,808,370

Total assets	$5,189,243	$4,995,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$465,029	$82,241
Accrued expenses	1,675,328	3,155,742
Billings in excess of revenues on contracts in progress	4,843	—
Notes payable to stockholder	302,038	—

Total current liabilities	2,447,238	3,237,983

Stockholders’ equity:
Preferred Stock of Geospatial Holdings, Inc., $.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2008	—	—
Common Stock of Geospatial Holdings, Inc., $.001 par value; 100,000,000 shares authorized at June 30, 2008; 23,759,806 shares issued and outstanding at June 30, 2008	23,760	—
Preferred Stock of Geospatial Mapping Systems, Inc., $.001 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2007	—	—
Common Stock of Geospatial Mapping Systems, Inc., $.001 par value; 90,000,000 shares authorized at December 31, 2007; 17,352,352 shares issued and outstanding at December 31, 2007	—	17,352
Additional paid-in capital	7,270,611	4,792,324
Accumulated deficit	(4,552,366)	(3,052,412)

Total stockholders’ equity	2,742,005	1,757,264

Total liabilities and stockholders’ equity	$5,189,243	$4,995,247

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$366,888	$28,664	$1,314,428	$28,664
Cost of sales	132,648	4,482	427,085	4,482

Gross profit	234,240	24,182	887,343	24,182
Selling, general and administrative expenses	1,676,167	495,332	2,225,636	898,913

Loss from operations	(1,441,927)	(471,150)	(1,338,293)	(874,731)

Other income (expense):
Interest income	4,654	328	7,961	490
Interest expense	(2,774)	(4,836)	(6,344)	(4,836)
Other income	171	—	171	340
Gain (loss) on foreign currency exchange	10,762	—	(163,449)	—

Total other income and expenses	12,813	(4,508)	(161,661)	(4,006)

Net loss before income taxes	(1,429,114)	(475,658)	(1,499,954)	(878,737)
Provision for (benefit from) income taxes	—	—	—	—

Net loss	$(1,429,114)	$(475,658)	$(1,499,954)	$(878,737)

Basic and fully-diluted net loss per share of Common Stock	$(0.06)	$(0.04)	$(0.07)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2008

(Unaudited)

	Geospatial Mapping Systems, Inc.				Geospatial Holdings, Inc.				Additional Paid-In Capital	Accumulated Deficit	Total
	Preferred Stock		Common Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2007	—	$—	17,352,352	$17,352	—	$—	—	$—	$4,792,324	$(3,052,412)	$1,757,264

Issuance of Common Stock for cash at $0.80 per share	—	—	1,562,500	1,563	—	—	—	—	1,248,437	—	1,250,000

Issuance of Common Stock in settlement of note at $0.80 per share	—	—	1,129,336	1,129	—	—	—	—	902,340	—	903,469

Issuance of Common Stock for cash in settlement of option at $0.50 per share	—	—	30,000	30	—	—	—	—	14,970	—	15,000

Issuance of shares of Geospatial Holdings, Inc. Common Stock to stockholders of Kayenta Kreations, Inc. pursuant to merger	—	—	—	—	—	—	3,685,618	3,686	312,540	—	316,226

Exchange of shares of Geospatial Mapping Systems, Inc. for shares of Geospatial Holdings, Inc.	—	—	(20,074,188)	(20,074)	—	—	20,074,188	20,074	—	—	—

Net loss for the six months ended June 30, 2008	—	—	—	—	—	—	—	—	—	(1,499,954)	(1,499,954)

Balance, June 30, 2008	—	$—	—	$—	—	$—	23,759,806	$23,760	$7,270,611	$(4,552,366)	$2,742,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,499,954)	$(878,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74,989	70,531
Accrued interest receivable	(7,893)	(328)
Accrued interest payable	5,507	2,379
Issuance of Common Stock for reverse acquisition	316,226	—
Changes in operating assets and liabilities:
Accounts receivable	(80,580)	(28,664)
Unbilled revenues on contracts in progress	(4,493)	—
Prepaid expenses	(46,058)	13,658
Accounts payable	382,788	85,574
Accrued expenses	65,326	19,237
Billings in excess of revenues on contracts in progress	4,843	—

Net cash used in operating activities	(789,299)	(716,350)

Cash flows from investing activities:
Purchase of property, plant and equipment	(34,811)	(84,393)
Deposit on equipment - reduction of accrued expenses	(1,545,740)	—
Notes receivable issued	(155,000)	(25,500)

Net cash used in investing activities	(1,735,551)	(109,893)

Cash flows from financing activities:
Issuance of Common Stock	1,215,000	377,500
Proceeds of loans from stockholder	1,200,000	319,160
Payments on stock subscriptions	50,000	7,570

Net cash provided by financing activities	2,465,000	704,230

Net change in cash and cash equivalents	(59,850)	(122,013)
Cash and cash equivalents at beginning of period	183,448	185,967

Cash and cash equivalents at end of period	$123,598	$63,954

Supplemental disclosures:
Cash paid during period for interest	$819	$2,457
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of Common Stock in settlement of liabilities	903,469	—
Issuance of Common Stock for reverse acquisition	316,226	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

Note 1 – Basis of Presentation

On April 25, 2008, Kayenta Kreations, Inc. (“Kayenta”) acquired all the outstanding Common Stock of Geospatial Mapping Systems, Inc. (“GMSI”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 25, 2008. Upon consummation of the Merger Agreement, GMSI became a fully-owned subsidiary of Kayenta, which was subsequently renamed “Geospatial Holdings, Inc.” (the “Company”). Because GMSI’s stockholders owned the majority of the Company upon consummation of the Merger Agreement, GMSI was deemed to be the acquiring entity. Accordingly, all historical financial information prior to the consummation of the Merger Agreement contained in these Unaudited Condensed Consolidated Financial Statements is that of GMSI.

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and regulations contained in the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2008 should be read in conjunction with the Financial Statements of GMSI and Kayenta as of and for the year ended December 31, 2007. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The use of accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

From GMSI’s inception on May 26, 2006 through December 31, 2007, the Company was considered a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. As such, the Company devoted substantially all its efforts to establishing a new business. During the three months ended March 31, 2008, the Company began to generate revenues from its planned operations, and ceased to be a development stage company.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

Note 1 – Basis of Presentation (continued)

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, GMSI and Geospatial Pipeline Services, LLC. All intercompany accounts and transactions have been eliminated.

Certain amounts from GMSI’s December 31, 2007 financial statements have been reclassified to conform to current year presentation.

Note 2 – Merger

On April 25, 2008, Kayenta acquired all the outstanding Common Stock of GMSI pursuant to the Merger Agreement.

Pursuant to the Merger Agreement, Kayenta shareholders approved a 2.8 for 1 forward stock split, resulting in 3,685,618 shares of Kayenta Common Stock outstanding at the closing of the Merger Agreement. Further, Kayenta issued one share of Kayenta’s Common Stock in exchange for each outstanding share of GMSI’s Common Stock, resulting in 20,074,188 shares of Kayenta Common Stock, for a total aggregate number of shares of Kayenta Common Stock of 23,759,806 outstanding upon consummation of the merger. Upon consummation of the merger, GMSI became a fully-owned subsidiary of Kayenta, which was subsequently renamed “Geospatial Holdings, Inc.,” and GMSI’s shareholders obtained majority ownership of the shares of Common Stock of Geospatial Holdings, Inc. After the merger, GMSI’s former stockholders owned approximately 84.5% of the Common Stock of the Company, and Kayenta’s stockholders owned approximately 15.5% of the Common Stock of the Company.

In accordance with Accounting and Financial Reporting Interpretations and Guidance issued by the staff of the United States Securities and Exchange Commission, the merger was accounted for as a recapitalization. Accordingly, all consideration paid and costs incurred pursuant to the merger were charged to expense, and no goodwill or other intangible asset was recorded. All historical financial information prior to the consummation of the Merger Agreement is that of GMSI. Kayenta’s results of operations have been included in the Company’s Consolidated Statements of Operations since the completion of the merger on April 25, 2008.

Prior to the merger, Kayenta was a public shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The acquisition was undertaken to provide the Company a public shell.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

Note 3 – Accounts Receivable

Accounts receivable consisted of the following at June 30, 2008:

Billed:
Completed contracts	$90,610
Contracts in progress	7,500

98,110

Less: allowance for doubtful accounts	(10,000)

$88,110

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

Note 4 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at June 30, 2008:

Costs incurred on uncompleted contracts	$67,032
Estimated earnings	402,362

469,394

Billings to date	(469,744)

$(350)

Included in the accompanying balance sheet under the following captions:

Unbilled revenues on contracts in progress	$4,493
Billings in excess of revenues on contracts in progress	(4,843)

$(350)

Note 5 – Backlog

The following schedule summarizes changes in backlog on fixed-price contracts during the three months ended June 30, 2008. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at quarter end, and from contractual agreements on which work has not yet begun.

Backlog balance at March 31, 2008	$426,479
New contracts during the period	737,629
Contract adjustments	—

1,164,108

Less: contract revenue earned during the period	(350,203)

Backlog balance at June 30, 2008	$813,905

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

Note 6 – Related Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate and engineering/operations staff. The Company incurred $39,000 of lease expense for this building during the six months ended June 30, 2008.

During the three months ended March 31, 2008, Mr. Smith loaned the Company $900,000 for working capital purposes. Interest on the loan at 8% amounted to $3,469 during the three months ended March 31, 2008. The balance of the note, including accrued interest, amounted to $903,469, which was settled by the issuance of 1,129,336 shares of the Company’s Common Stock to Mr. Smith on February 29, 2008.

During the three months ended June 30, 2008, Mr. Smith loaned the Company $300,000 for working capital purposes. Interest on the loan at 8% amounted to $2,038 during the three months ended June 30, 2008. At June 30, 2008, the balance due on the note, including accrued interest, was $302,038.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

Note 7 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below for the six months ended June 30:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—

	—	—	—	—

Deferred:
Federal	368,361	148,974	370,876	275,045
State	116,963	47,293	117,762	87,316

	485,324	196,267	488,638	362,361

Total income taxes	485,324	196,267	488,638	362,361

Less: valuation allowance	(485,324)	(196,267)	(488,638)	(362,361)

Net income taxes	$—	$—	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5	6.5	6.5
Valuation allowance	(41.5)	(41.5)	(41.5)	(41.5)

Effective rate	0.0%	0.0%	0.0%	0.0%

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

Note 7 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below as of June 30, 2008 and 2007. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under SFAS 109.

	As of June 30,
	2008	2007
Start-up costs	$111,242	$121,075
License fees	(31,517)	—
Depreciation	(72,822)	(40,623)
Allowance for doubtful accounts	4,150	—
Unrealized foreign currency losses	53,124	—
Uncompleted contracts	(194,799)	—
Net operating loss carryforward	1,881,958	497,907

Deferred income taxes	1,751,336	578,359

Less: valuation allowance	(1,751,336)	(578,359)

Net deferred income taxes	$—	$—

At June 30, 2008, the Company had federal and state net operating loss carryforwards of approximately $4,535,000. The federal and state net operating loss carryforwards expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

Note 8 – Stock-Based Payments

During the six months ended June 30, 2008, the Company granted options to purchase 1,750,000 shares of the Company’s Common Stock to eligible employees under the 2007 Stock Option Plan.

On February 25, 2008, a contractor exercised options to purchase 30,000 shares of the Company’s Common Stock under an agreement dated December 4, 2007. The contractor’s remaining options to purchase 70,000 shares of the Company’s Common Stock were cancelled.

On March 21, 2008, the Company entered into Amendment No. 2 to Exclusive License and Distribution Agreement (the “Amendment”) with Reduct NV (“Reduct”) under which Reduct agreed to extend the payment due date for €300,000 from March 31, 2008 to April 30, 2008, and for €300,000 from March 31, 2008 to May 31, 2008. Under the Amendment, the Company agreed to extend the exercise period of Reduct’s warrant to purchase 3,000,000 shares of the Company’s Common Stock to October 31, 2010. In addition, the Company agreed to place an order for the year 2008 of €3,000,000 before July 15, 2008, and make a downpayment towards the order of €1,500,000, which was due before July 15, 2008. The Company has not yet made the downpayment due before July 15, 2008. The Company and Reduct are currently in negotiations regarding a restructuring of the Company’s payment obligations.

Note 9 – Net Loss Per Share of Common Stock

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential Common Stock had been converted to Common Stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(1,429,114)	$(475,658)	$(1,499,954)	$(878,737)

Divided by:
Weighted average shares outstanding	22,747,274	12,312,418	20,490,387	12,108,840

Basic and fully-diluted net loss per share	$(0.06)	$(0.04)	$(0.07)	$(0.07)

The effects of options to purchase 11,550,000 shares of Common Stock, and rights to purchase 3,087,545 shares of Common Stock were not included in the computation of diluted earnings per share because the effect of their conversion would be antidilutive.

ITEM 2:	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2007, filed with our Registration Statement on Form S-1 on May 29, 2008, and our financial statements and notes thereto as of and for the three months and six months ended June 30, 2008, which appear elsewhere in this Quarterly Report on Form 10-Q.

On April 25, 2008, Kayenta Kreations, Inc. (“Kayenta”) acquired all the outstanding Common Stock of Geospatial Mapping Systems, Inc. (“GMSI”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 25, 2008. Upon consummation of the Merger Agreement, GMSI became a fully-owned subsidiary of Kayenta, which was subsequently renamed “Geospatial Holdings, Inc.” (the “Company”). Because GMSI’s stockholders owned the majority of the Company upon consummation of the Merger Agreement, GMSI was deemed to be the acquiring entity. Accordingly, all historical financial information prior to the consummation of the Merger Agreement contained in this MD&A, and in our financial statements and notes thereto, is that of GMSI.

Prior to the Merger, Kayenta was a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon consummation of the Merger Agreement, the Company adopted GMSI’s business, and ceased to be a shell company as defined in the Exchange Act. The Company’s services include pipeline data acquisition, professional data management, and pipeline field services.

Results of Operations

From GMSI’s inception on May 26, 2006, through December 31, 2007, we were considered a development stage company as defined by Statement of Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. As such, we devoted substantially all of our efforts to establishing a new business. During 2008, we began to generate revenues from our planned operations, and ceased to be a development stage company.

Sales were $366,888 and $1,314,428 for the three and six month periods ended June 30, 2008, respectively, compared to $28,664 for each of the three and six month periods ended June 30, 2007. Cost of sales was $132,648 and $427,085 for the three and six months ended June 30, 2008, respectively, compared to $4,482 for each of the three and six month periods ended June 30, 2007. Our sales and cost of sales increased in 2008 as we began to generate revenues from our planned operations and ceased to be a development stage company. We expect sales and cost of sales to fluctuate as our business reaches maturity.

Selling, general and administrative (“SG&A”) expenses include all costs that are not directly associated with our revenue-generating activities. SG&A expenses include payroll costs for sales, administrative, and technical personnel, sales and marketing costs, corporate costs, and facilities costs. SG&A expenses were $1,676,167 and $2,225,636 for the three and six months ended June 30, 2008, respectively, compared to $495,332 and $898,913 for the three and six months ended June 30, 2007, respectively. The increase was primarily due to legal, accounting, and other expenses incurred in 2008 related to the acquisition of Kayenta, and the subsequent filing of a Registration Statement under the Securities Act of 1933, as amended for a portion of our shares. Also contributing to the increase in SG&A expenses was the expansion of our sales and administrative staff in 2008.

Other income and expenses include interest income, interest expense, non-business income and expenses, and gains or losses on foreign currency exchange. Other income and expense was net income of $12,813 for the three months ended June 30, 2008, and net expense of $161,661 for the six months ended June 30, 2008. Other income and expense was net expense of $4,508 and $4,006 for the three and six months ended June 30, 2007, respectively. Included in net income and expense was a gain on foreign currency exchange of $10,762 for the three months ended June 30, 2008, and a loss on foreign currency exchange of $163,449 for the six months ended June 30, 2008. There were no gains or losses on foreign currency exchange for the three or six months ended June 30, 2007. We do not hedge our exposure to foreign currency. Gains or losses on foreign currency may fluctuate in future periods.

We had no net benefit from income taxes, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2008.

ITEM 3.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk—Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. We do not have significant short-term investments. Accordingly, we believe that we do not have a material interest rate exposure.

Foreign Currency Risk—Our functional currency is the United States dollar. We transact business in foreign currencies. At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in United States dollars using the exchange rate in effect at that time. At each balance sheet date, balances that will be settled in foreign currencies are adjusted to reflect the current exchange rate. Any gain or loss resulting from changes in foreign currency exchange rates is included in net income in the period in which the exchange rate changes.

Our transactions with Reduct NV are denominated in Euros. Our liabilities denominated in Euros amounted to approximately $1.5 million at June 30, 2008. If the value of the United States dollar declines relative to the Euro before the settlement of these liabilities, we would be adversely impacted. We have not hedged our foreign currency exposure.

Commodity Price Risk—Based on the nature of our business, we have no direct exposure to commodity price risk.

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

ITEM 2.	SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit	Description
31.1	Rule 13a-14(a) Certification of Mark A. Smith

31.2	Rule 13a-14(a) Certification of Thomas R. Oxenreiter

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Geospatial Holdings, Inc.
(Registrant)

Date: August 14, 2008	By:	/s/ Mark A. Smith
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

	By:	/s/ Thomas R. Oxenreiter
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer