Form 10-Q
period 2008-09-30
GEOSPATIAL HOLDINGS, INC.
filed 2008-11-14
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2008

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

The number of $.001 par value common shares outstanding at September 30, 2008: 23,759,806

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOSPATIAL HOLDINGS, INC.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,030	$183,448
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $0 at September 30, 2008 and December 31, 2007, respectively	85,662	7,530
Unbilled revenues on contracts in progress	61,718	—
Notes receivable	339,417	107,585
Prepaid expenses	145,742	81,985

Total current assets	644,569	380,548

Property and equipment:
Field equipment	905,635	891,384
Office equipment	99,616	76,698
Vehicles	17,530	17,530

Total property and equipment	1,022,781	985,612
Less: accumulated depreciation	(292,254)	(179,283)

Net property and equipment	730,527	806,329

Other assets:
License fees	1,367,000	1,367,000
Deposit on equipment	2,441,370	2,441,370

Total other assets	3,808,370	3,808,370

Total assets	$5,183,466	$4,995,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$423,224	$82,241
Accrued expenses	1,687,674	3,155,742
Billings in excess of revenues on contracts in progress	13,022	—
Notes payable to stockholders	1,178,727	—

Total current liabilities	3,302,647	3,237,983

Stockholders’ equity:
Preferred Stock of Geospatial Holdings, Inc., $.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2008	—	—
Common Stock of Geospatial Holdings, Inc., $.001 par value; 100,000,000 shares authorized at September 30, 2008; 23,759,806 shares issued and outstanding at September 30, 2008	23,760	—
Preferred Stock of Geospatial Mapping Systems, Inc., $.001 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2007	—	—
Common Stock of Geospatial Mapping Systems, Inc., $.001 par value; 90,000,000 shares authorized at December 31, 2007; 17,352,352 shares issued and outstanding at December 31, 2007	—	17,352
Additional paid-in capital	7,270,611	4,792,324
Accumulated deficit	(5,413,552)	(3,052,412)

Total stockholders’ equity	1,880,819	1,757,264

Total liabilities and stockholders’ equity	$5,183,466	$4,995,247

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$155,375	$21,796	$1,469,803	$50,460
Cost of sales	121,556	12,847	548,641	17,329

Gross profit	33,819	8,949	921,162	33,131
Selling, general and administrative expenses	1,009,713	422,268	3,235,349	1,321,181

Loss from operations	(975,894)	(413,319)	(2,314,187)	(1,288,050)

Other income (expense):
Interest income	6,048	835	14,009	1,325
Interest expense	(18,268)	(16,482)	(24,612)	(21,318)
Other income	—	—	171	340
Gain (loss) on foreign currency exchange	126,928	(39,100)	(36,521)	(39,100)

Total other income (expenses)	114,708	(54,747)	(46,953)	(58,753)

Net loss before income taxes	(861,186)	(468,066)	(2,361,140)	(1,346,803)
Provision for (benefit from) income taxes	—	—	—	—

Net loss	$(861,186)	$(468,066)	$(2,361,140)	$(1,346,803)

Basic and fully-diluted net loss per share of Common Stock	$(0.04)	$(0.04)	$(0.11)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Nine Months Ended September 30, 2008

(Unaudited)

	Geospatial Mapping Systems, Inc.				Geospatial Holdings, Inc.				Additional Paid-In Capital	Accumulated Deficit	Total
	Preferred Stock		Common Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2007	—	$—	17,352,352	$17,352	—	$—	—	$—	$4,792,324	$(3,052,412)	$1,757,264

Issuance of Common Stock for cash at $0.80 per share	—	—	1,562,500	1,563	—	—	—	—	1,248,437	—	1,250,000

Issuance of Common Stock in settlement of note at $0.80 per share	—	—	1,129,336	1,129	—	—	—	—	902,340	—	903,469

Issuance of Common Stock for cash in settlement of option at $0.50 per share	—	—	30,000	30	—	—	—	—	14,970	—	15,000

Issuance of shares of Geospatial Holdings, Inc. Common Stock to stockholders of Kayenta Kreations, Inc. pursuant to merger	—	—	—	—	—	—	3,685,618	3,686	312,540	—	316,226

Exchange of shares of Geospatial Mapping Systems, Inc. for shares of Geospatial Holdings, Inc.	—	—	(20,074,188)	(20,074)	—	—	20,074,188	20,074	—	—	—

Net loss for the nine months ended September 30, 2008	—	—	—	—	—	—	—	—	—	(2,361,140)	(2,361,140)

Balance, September 30, 2008	—	$—	—	$—	—	$—	23,759,806	$23,760	$7,270,611	$(5,413,552)	$1,880,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,361,140)	$(1,346,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	112,971	106,796
Accrued interest receivable	(13,900)	(915)
Accrued interest payable	21,193	21,175
Issuance of Common Stock for reverse acquisition	316,226	—
Changes in operating assets and liabilities:
Accounts receivable	(78,132)	(31,468)
Unbilled revenues on contracts in progress	(61,718)	—
Prepaid expenses	(63,757)	(49,890)
Accounts payable	340,983	135,539
Accrued expenses	(77,758)	97,166
Billings in excess of revenues on contracts in progress	13,022	—

Net cash used in operating activities	(1,852,010)	(1,068,400)

Cash flows from investing activities:
Purchase of property and equipment	(37,169)	(84,395)
Expenditures for license fees	(781,900)	(683,500)
Deposit on equipment	(608,410)	—
Notes receivable issued	(217,932)	(35,500)

Net cash used in investing activities	(1,645,411)	(803,395)

Cash flows from financing activities:
Issuance of Common Stock	1,265,000	1,671,000
Net borrowings from stockholders	2,061,003	716,760

Net cash provided by financing activities	3,326,003	2,387,760

Net change in cash and cash equivalents	(171,418)	515,965
Cash and cash equivalents at beginning of period	183,448	185,967

Cash and cash equivalents at end of period	$12,030	$701,932

Supplemental disclosures:
Cash paid during period for interest	$3,401	$143
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of Common Stock in settlement of liabilities	903,469	—
Issuance of Common Stock for reverse acquisition	316,226	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2008

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

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and regulations contained in the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2008 should be read in conjunction with the Financial Statements of GMSI and Kayenta as of and for the year ended December 31, 2007. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

From GMSI’s inception on May 26, 2006 through December 31, 2007, the Company was considered a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. As such, the Company devoted substantially all its efforts to establishing a new business. During 2008, the Company began to generate revenues from its planned operations, and ceased to be a development stage company.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2008

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

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2008

Note 3 – Accounts Receivable

Accounts receivable consisted of the following at September 30, 2008:

Billed:
Completed contracts	$56,187
Contracts in progress	39,475

95,662

Less: allowance for doubtful accounts	(10,000)

$85,662

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2008

Note 4 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at September 30, 2008:

Costs incurred on uncompleted contracts	$59,539
Estimated earnings	79,146

138,685

Billings to date	(89,989)

$48,696

Included in the accompanying balance sheet under the following captions:

Unbilled revenues on contracts in progress	$61,718
Billings in excess of revenues on contracts in progress	(13,022)

$48,696

Note 5 – Backlog

The following schedule summarizes changes in backlog on fixed-price contracts during the three months ended September 30, 2008. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at quarter end, and from contractual agreements on which work has not yet begun.

Backlog balance at June 30, 2008	$813,905
New contracts awarded during the period	210,776
Contract adjustments	—

1,024,681

Less: contract revenue earned during the period	(151,084)

Backlog balance at September 30, 2008	$873,597

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2008

Note 6 – Related Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate and engineering/operations staff. The Company incurred $58,500 of lease expense for this building during the nine months ended September 30, 2008.

During 2008, Mr. Smith loaned the Company $900,000 for working capital purposes. Interest on the loan at 8% amounted to $3,469. The balance of the note, including accrued interest, amounted to $903,469, which was settled by the issuance of 1,129,336 shares of the Company’s Common Stock to Mr. Smith on February 29, 2008.

During the nine months ended September 30, 2008, Mr. Smith loaned the Company $1,060,000 for working capital purposes. Interest on the loan at 8% amounted to $16,723 during the nine months ended September 30, 2008. At September 30, 2008, the balance due on the note, including accrued interest, was $1,076,723.

During 2008 another stockholder, who owns approximately 14% of the Company’s outstanding Common Stock, loaned the Company $100,000 for working capital purposes. Interest on the loan at 8% amounted to $1,002 during the nine months ended September 30, 2008. At September 30, 2008, the balance due on the note, including accrued interest, was $101,002.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2008

Note 7 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—

	—	—	—	—

Deferred:
Federal	270,472	146,783	641,682	421,828
State	85,864	46,598	203,613	133,914

	356,336	193,381	845,295	555,742

Total income taxes	356,336	193,381	845,295	555,742

Less: valuation allowance	(356,336)	(193,381)	(845,295)	(555,742)

Net income taxes	$—	$—	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5	6.5	6.5
Valuation allowance	(41.5)	(41.5)	(41.5)	(41.5)

Effective rate	0.0%	0.0%	0.0%	0.0%

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2008

Note 7 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below as of September 30, 2008 and 2007. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

	As of September 30,
	2008	2007
Start-up costs	$108,783	$118,617
License fees	(40,972)	(3,152)
Depreciation	(77,348)	(52,011)
Allowance for doubtful accounts	4,150	—
Unrealized foreign currency losses	449	12,492
Uncompleted contracts	(32,846)	—
Net operating loss carryforward	2,145,455	695,795

Deferred income taxes	2,107,671	771,741
Less: valuation allowance	(2,107,671)	(771,741)

Net deferred income taxes	$—	$—

At September 30, 2008, the Company had federal and state net operating loss carryforwards of approximately $5,170,000. The federal and state net operating loss carryforwards expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2008

Note 8 – Stock-Based Payments

During the nine months ended September 30, 2008, the Company granted options to purchase 1,750,000 shares of the Company’s Common Stock to eligible employees under the 2007 Stock Option Plan.

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

Note 9 – Net Loss Per Share of Common Stock

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential Common Stock had been converted to Common Stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(861,186)	$(468,066)	$(2,361,140)	$(1,346,803)

Divided by:
Weighted average shares outstanding	23,759,806	13,216,870	21,588,148	12,482,242

Basic and fully-diluted net loss per share	$(0.04)	$(0.04)	$(0.11)	$(0.11)

The effects of options to purchase 11,550,000 shares of Common Stock, and rights to purchase 3,087,545 shares of Common Stock were not included in the computation of diluted earnings per share because the effect of their conversion would be antidilutive.

ITEM 2:	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2007, filed with our Registration Statement on Form S-1 on May 29, 2008, and our financial statements and notes thereto as of and for the three- and nine-month periods ended September 30, 2008, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Sales were $155,375 and $1,469,803 for the three- and nine-month periods ended September 30, 2008, respectively, compared to $21,796 and $50,460 for the three- and nine-month periods ended September 30, 2007, respectively. Cost of sales was $121,556 and $548,641 for the three- and nine-month periods ended September 30, 2008, respectively, compared to $12,847 and $17,329 for the three- and nine-month periods ended September 30, 2007, respectively. Our sales and cost of sales increased in 2008 as we began to generate revenues from our planned operations and ceased to be a development stage company. We expect sales and cost of sales to fluctuate as our business reaches maturity.

Selling, general and administrative (“SG&A”) expenses include all costs that are not directly associated with our revenue-generating activities. SG&A expenses include payroll costs for sales, administrative, and technical personnel, sales and marketing costs, corporate costs, and facilities costs. SG&A expenses were $1,009,713 and $3,235,349 for the three- and nine-month periods ended September 30, 2008, respectively, compared to $422,268 and $1,321,181 for the three- and nine-month periods ended September 30, 2007, respectively. The increase was primarily due to the expansion of our sales and administrative staff in 2008, and legal, accounting, and other expenses incurred in 2008 related to the acquisition of Kayenta, legal, accounting and other expenses related to other potential acquisitions, and legal expenses related to the filing of a Registration Statement under the Securities Act of 1933, as amended, for a portion of our shares.

Other income and expenses include interest income, interest expense, non-business income and expenses, and gains or losses on foreign currency exchange. Other income and expense was net income of $114,708 for the three-month period ended September 30, 2008, and net expense of $54,747 for the nine-month period ended September 30, 2008. Other income and expense was net expense of $46,953 and $58,753 for the three- and nine-month periods ended September 30, 2007, respectively. Included in net income and expense was a gain on foreign currency exchange of $126,928 for the three-month period ended September 30, 2008, and a loss on foreign currency exchange of $36,521 for the nine-month period ended September 30, 2008. There was a loss on foreign currency exchange of $39,100 for both the three- and nine-month periods ended September 30, 2007. We do not hedge our exposure to foreign currency. Gains or losses on foreign currency may fluctuate in future periods.

We had no net benefit from income taxes, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of September 30, 2008.

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

Our transactions with Reduct NV are denominated in Euros. Our liabilities denominated in Euros amounted to approximately $1.4 million at September 30, 2008. If the value of the United States dollar declines relative to the Euro before the settlement of these liabilities, we would be adversely impacted. We have not hedged our foreign currency exposure.

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

Geospatial Holdings, Inc.
(Registrant)

Date: November 14, 2008	By:	/s/ Mark A. Smith
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

	By:	/s/ Thomas R. Oxenreiter
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer