Form 10-K
period 2008-12-31
GEOSPATIAL HOLDINGS, INC.
filed 2009-04-15
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-04066

GEOSPATIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	87-0554463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

229 Howes Run Road, Sarver, PA 16055

(Address of principal executive offices)

(724) 353-3400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Aggregate market value of voting Common Stock held by non-affiliates of the registrant at June 30, 2008: $32,007,089. For purposes of this calculation, executive officers and directors are considered affiliates.

Number of shares of Common Stock outstanding as of March 31, 2009: 24,114,444.

Documents incorporated by reference: None.

GEOSPATIAL HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The statements set forth in this Annual Report on From 10-K, and in particular the “Business,” “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” and “Risk Factors” sections and other statements included elsewhere in this Annual Report on Form 10-K, which are not historical, constitute “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to our business or our subsidiaries or our management, are intended to identify Forward-Looking Statements. We intend that all Forward-Looking Statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These Forward-Looking Statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-Looking Statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Our business involves various risks, including, but not limited to, our ability to implement our business strategies as planned in a timely manner or at all; our lack of operating history; our ability to protect our proprietary technologies; our ability to obtain financing sufficient to meet our capital needs; and our inability to use historical financial data to evaluate our financial performance. See “Risk Factors” beginning on page 8.

PART I

Item 1.	Business.

Company Overview

The Registrant (formerly known as Kayenta Kreations, Inc.) was incorporated on December 26, 1995 in the state of Nevada. Geospatial Mapping Systems, Inc. (“GMSI”) was incorporated on May 26, 2006 in the State of Delaware. On April 25, 2008, the Registrant merged with GMSI to form Geospatial Holdings, Inc. (“we” or the “Company”). Upon completion of the merger, the Company adopted the business of GMSI, and GMSI became the Company’s wholly-owned subsidiary and operating unit. From our inception on May 26, 2006 through December 31, 2007, we were considered a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprise. As such, we devoted substantially all our efforts to establishing a new business. During the year ended December 31, 2008, we began to generate revenues from our planned operations, and ceased to be a development stage company.

On May 5, 2008, the Company created Geospatial Pipeline Services, LLC, a wholly-owned subsidiary that will operate in the business of pipeline field services.

General Development of the Business

We are an emerging pipeline management service company that is focused on developing and producing innovative technologies and services which offer technically advanced solutions for managing pipeline infrastructure assets. Our strategy is to combine innovative pipeline data acquisition and mapping technology with professional data management and technically superior pipeline field services to build strong client relationships in the pipeline service industry. We believe that by building a multi-disciplined team, consisting of construction professionals, engineers and Geographic Information System (“GIS”) and IT specialists, project managers, estimators and field technicians, we can mobilize quickly and efficiently for any project. Our field service professionals are available to provide economic data collection and mapping solutions to municipalities, utilities, engineering companies, contractors, pipeline operators, government agencies, industrial concerns and military facilities worldwide.

We believe that owners and operators of the world’s pipeline infrastructure are faced with competitive pressures and regulatory constraints which are requiring them to manage their pipeline assets in a more efficient and responsible manner. We expect to provide innovative, proprietary technologies and services which offer technically enhanced solutions to municipalities, utilities, and oil and gas pipeline operators in the United States and abroad for managing pipeline infrastructure assets.

We are the exclusive licensee of the proprietary Smart Probe™ technology throughout North America, South America and Australia and, as a result, we believe we are uniquely positioned to emerge as a global leader in the use of technology to gather, manage and evaluate pipeline infrastructure data. In addition to our Smart Probe™ technology, our professional field services personnel provide related pipeline services such as our “non-destructive excavation” technologies which allow us to excavate and expose underground utilities of all types without the potential danger of damaging the pipeline or surrounding utilities, pipeline video inspection, pipeline cleaning and post inspection pipeline evaluation. We intend to leverage our exclusive technology and our customer service in order to grow into a global leader in pipeline data acquisition and management.

Proprietary Technology

Our Smart Probe™ technology provides accurate X, Y and Z axes centerline mapping of pipeline infrastructure and seamlessly integrate open format data into three dimensional GIS or Computer Aided Design (“CAD”) databases. GIS is a collection of computer hardware, software, and geographic data for capturing, managing, analyzing, and displaying all forms of geographically referenced information.

Using the Smart Probe™ technology, our mapping surveys measure and map pipelines in three dimensions and produce a precise depiction of its plan view and profile. Multiple gyroscopic inertial measurement units (“IMUs”) within the Smart Probe™ measure 800 angular and linear velocity changes per second in the X, Y and Z axes as the unit moves through the pipeline. Our Smart Probe™ can map most pipelines with a high degree of positional accuracy by establishing reference points with known geographical coordinates and Global Positioning System (“GPS”) data at the start and end of the run, and on very long runs at known intervals between the two. In addition to the unique technological mapping advances of this technology, the Smart Probe™ can function un-tethered to any communication cable because all data will be stored within the unit. This feature provides for greater flexibility in data imaging because there are no depth limitations associated with the Smart Probe TM. Data acquired and stored within the unit can be uploaded onto a laptop computer or PC and immediately viewed and evaluated in the field. At this stage, digital “plan and profile” sectional drawings of the pipeline surveyed can be produced, overlaid onto an existing plan view of the site and printed immediately in the field. Alternatively, this digital data can be transferred via the internet to any location in the world where it can be evaluated by associated decision makers or stored and entered into the appropriate GIS/CAD database by the program administrator for future reference and use.

License and Distribution Agreements

In August 2006, GMSI entered into an exclusive and perpetual agreement to license the patent pending Smart Probe™ technology from Reduct NV, a Belgian company (“Reduct”) and the developer of the technology (as amended, the “Reduct License Agreement”). The Reduct License Agreement grants the Company exclusive control over the rights to the Smart Probe™ technology throughout North America, South America and Australia.

Pursuant to Amendment No. 3 to the Reduct License Agreement dated December 18, 2008, a Letter of Agreement dated March 10, 2009 and a Letter of Agreement dated March 31, 2009, we: (i) agreed to extend the payment due date for certain payments owed by the Company to Reduct; (ii) agreed to restructure certain other payments owed to Reduct; (iii) granted an option to purchase 500,000 shares of the Company’s Common Stock to Delta Networks SA (“Delta”), the owner of substantially all of the common stock of Reduct; and (iv) agreed to work in good faith with Reduct and Delta to draft and execute mutually acceptable agreements pursuant to which we will acquire Reduct from Delta through the purchase of one hundred percent of Reduct’s outstanding capital stock in exchange for $40 million in the aggregate of cash and the Company’s Common Stock (the “Acquisition”). The initial target closing date for the Acquisition is June 15, 2009, but that date may be extended for up to three successive three-month periods until March 15, 2010 (the “Reduct Closing”). For each three-month extension, we are required to make a payment to or minimum purchases from Reduct in an amount of €1.5 million.

If we consummate the Acquisition by March 15, 2010, all license payments that we owe to Reduct will be discharged entirely. If we do not consummate the Acquisition by March 15, 2010, we will maintain our exclusive license and distribution rights by paying approximately €4.0 million of suspended license payments for 2008 and €5.6 million of suspended Smart Probe™ payments for 2009 (the “Suspended Payments”) and making minimum purchases of Smart Probes™ of approximately €7.9 million in 2010, €9.0 million in 2011, €10.4 million in 2012, €11.9 million in 2013, and thereafter, a minimum purchase that increases annually at a 15% rate over the prior year (collectively, the “Minimum Purchase Requirements”). In the event that we fail to make the Suspended License Payments or the Minimum Purchase Requirements, Reduct shall continue to provide services to us on all of our existing Reduct products and accessories, and shall make additional Reduct products and services available to us on a non-exclusive basis.

Pursuant to the Reduct License Agreement, GMSI also granted to Delta a right to purchase three million shares of GMSI’s common stock at a purchase price of $0.50 per share (the “GMSI Warrants”). The GMSI Warrants expire October 31, 2010. By virtue of the Merger, the GMSI Warrants were automatically converted into warrants to purchase the Company’s Common Stock on substantially the same terms and conditions as the corresponding GMSI Warrants. In addition, in December 2008 pursuant to Amendment No. 3 to the Reduct License Agreement, the Company granted Delta a right to purchase an additional 500,000 shares of the Company’s Common Stock at a purchase price equal to the lower of (a) eighty-five percent of the price per share that any stock is sold for in any subsequent round of convertible preferred or common stock financing and (b) $3.00 per share of Common Stock (the “2008 Warrants”). The 2008 Warrants expire October 31, 2013.

Sales and Marketing Efforts

We intend to establish Regional Technical Sales Managers (“RTSMs”) in various sales regions across the United States, Canada and Australia. Each RTSM will report to the Company’s Executive Vice President of Business Development and be responsible for developing and implementing a sales program which meets our specific targets. As business is developed in each sales region, we expect field technicians to be assigned to work under each RTSM to assist the RTSM in performing pipeline mapping services. The Company will attempt to establish strong strategic partnerships to market the company’s technologies in Mexico, the Caribbean and the balance of Latin America.

To assist the RTSM’s in developing their sales regions, we are developing an extensive data base of approximately 30,000 potential customers, which includes municipalities, engineers, GIS consultants, pipeline operators and contractors. We expect to use this potential customer list in order to introduce and promote interest in the relevant markets for our Smart Probe™ proprietary technology. We will engage in direct-sale marketing efforts, whereby we will require that each of our RTSM’s establish relationships and schedule group meetings with GIS and utilities managers, engineering companies, major utility companies and major utility contractors within each of their respective sales regions, in order to demonstrate the Smart Probe™ technology and its associated benefits. We also will demonstrate the use and functionality of the Smart Probe™ at numerous national and regional trade shows sponsored by related industry groups. In addition, the Company expects each RTSM to generate sales leads through electronic mail marketing.

Ability to Develop and Protect Patents and Other Intellectual Property

Our success, competitive position, and future revenues, if any, depend in part on our ability, and that of the licensors of our major technology, to obtain and successfully leverage intellectual property rights covering our technology, know-how, methods, processes, and to protect our trade secrets, to prevent others from using our intellectual property, to operate without infringing the intellectual property of third parties. United States and international patent applications covering the Smart Probe™ technology are currently pending. Our patent strategy includes obtaining patents, where possible, on methods of manufacture, compositions of matter and methods of use. We also rely on know-how, continuing technological innovation, licensing and partnership opportunities to develop and maintain our competitive position. Lastly, we monitor third parties for activities that may infringe on our intellectual property, as well as the progression of third party patent applications that may cover our products or methods and thus, potentially, interfere with the development of our business.

Customers

To date, we have successfully completed approximately 25 projects for a varied group of clients including contractors, municipalities, utilities, telecoms, and engineering companies.

Government Contracts

Some of our contracts are with federal and state government entities. These contracts may be subject to various procurement laws and regulations. If we do not comply with these laws and regulations, we may be prohibited from completing our existing government contracts or suspended from government contracting and subcontracting for some period of time. In addition, through our government contracts, we are subject to routine U.S. federal, state and local government audits. If audit findings are unfavorable, we could experience a reduction in our profitability. We are subject to audits for several years after payments for services have been received. Based on these audits, government entities may adjust or seek reimbursement for previously paid amounts.

Competition

Our business is highly competitive with respect to pipeline asset management services. While we believe that our proprietary technologies provide advantages to our clients, we will compete with numerous public and private engineering firms that provide some or all of the services that we provide. Our competitors range from large national and international firms, such as, Parsons Brinkerhoff Inc., CH2M Hill Companies, PBS&J, Tetra Tech, URS Corporation and CDM, to a vast number of smaller, more localized firms.

In the energy (oil and gas) industry there are several large, established pipeline service companies that have various types of smart pigging technologies such as GE Pipeline Systems, Tuboscope, Rosen, TD Williams and Enduro. While a few of these companies have pipeline mapping capabilities, they are mainly focused on pipeline condition assessment which requires larger, more sophisticated and more expensive pigging equipment than is required by our Smart Probe™ technology.

The competitive conditions in our business relate to the nature of the contracts being pursued. Public sector contracts, consisting mostly of contracts with federal and state governmental entities, are generally awarded through a competitive process, subject to the contractor’s qualifications and experience. Our business employs cost estimating, scheduling and other techniques for the preparation of these competitive proposals. Private sector contractors compete primarily on the basis of qualifications, quality of performance, available technologies and price of services. Most private and public sector contracts for professional services are awarded on a negotiated basis.

We believe that the principal competitive factors (in the order of importance) in the areas of services we offer are quality of available technologies, quality of service, reputation, experience, technical proficiency, local geographic presence and cost of service. We believe that we are well positioned to compete effectively by emphasizing the quality and proprietary nature of our technologies and the quality of services that we offer. We are also dependent upon the availability of staff and our ability to recruit qualified employees. A shortage of qualified technical professionals currently exists in the engineering industry in the United States.

Seasonality

It is possible that our contract revenue and income from operations may be slightly lower for our first fiscal quarter than for the remaining quarters due to the effect of winter weather conditions, particularly in the Mid-Atlantic and Midwest regions of the United States. Our GIS/data management activities should not be as directly impacted by seasonal weather conditions.

Personnel

We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. As of December 31, 2008, we had 20 employees. Of this number, approximately 60% have advanced degrees or training in GIS data management or pipeline management services. We believe that our relations with these employees are good. None of our employees are represented by a labor union or otherwise represented under a collective bargaining agreement.

Environmental Compliance

As our services are applicable to a large number of pipeline industry segments, we will be working, in many cases, in and around environmentally-sensitive areas, and with pipeline materials that may require specific environmental training and strict environmental procedures and guidelines. Failure to comply with these federal, state, or local environmental regulations could result in substantial penalties or fines.

The enactment of various federal, state, and local environmental regulations, and variations in federal, state, and local funding for environmental compliance and enforcement of these regulations may have an effect on the capital expenditures of our clients, and thus may affect our ability to generate revenue.

Item 1A.	Risk Factors.

The following summarizes material risks relating to our business that you should carefully consider. The risks described below are not the only risks that we face. If any of the following risks actually occur, they would likely harm our business, financial condition, and results of operations.

RISK FACTORS RELATED TO THE BUSINESS

Our business is at an early stage of development and we may not be able to develop the customer base necessary for success.

Our business is still at an early stage of development. We are still in the early stages of hiring and training our sales force and work force, and identifying and building customer relationships for the services that we expect to offer. We may not be able to achieve our development goals in an efficient manner, or at all, which could have a material adverse effect on our business, financial condition or results of operations in the future.

We have a limited operating history.

The Company currently has a limited operating history. The Company will have to carry out its business plan and generate significant revenues to achieve and sustain profitability in the future. Achieving and maintaining profitability is dependent upon certain factors which are outside of the Company’s control, including changes in business conditions, competition, and changes in applicable regulations.

If we fail to meet our obligations under our Reduct License Agreement, we may lose our rights to key technologies on which our business depends.

Our business depends largely on the Reduct License Agreement, pursuant to which we license the patent pending Smart Probe™ technology from Reduct NV (“Reduct”), the developer of the technology. The Reduct License Agreement grants the Company exclusive control over the rights to the Smart Probe ™ technology throughout North America, South America and Australia.

Pursuant to Amendment No. 3 to the Reduct License Agreement dated December 18, 2008, a Letter of Agreement dated March 10, 2009, and a Letter of Agreement dated March 31, 2009, we: (i) agreed to extend the payment due date for certain payments owed by the Company to Reduct; (ii) agreed to restructure certain other payments owed to Reduct; (iii) granted an option to purchase 500,000 shares of the Company’s Common Stock to Delta Networks SA (“Delta”), the owner of substantially all of the common stock of Reduct; and (iv) agreed to work in good faith with Reduct and Delta to draft and execute mutually acceptable agreements pursuant to which we will acquire Reduct from Delta through the purchase of one hundred percent of Reduct’s outstanding capital stock in exchange for $40 million in the aggregate of cash and the Company’s Common Stock (the “Acquisition”). The initial target closing date for the Acquisition is June 15, 2009, but that date may be extended for up to three successive three-month periods until March 15, 2010 (the “Reduct Closing”). For each three-month extension, we are required to make a payment to or minimum purchases from Reduct in an amount of €1.5 million.

If we consummate the Acquisition by March 15, 2010, all license payments that we owe to Reduct will be discharged entirely. If we do not consummate the Acquisition by March 15, 2010, we will maintain our exclusive license and distribution rights by paying approximately €4.0 million of suspended license payments for 2008 and €5.6 million of suspended Smart Probe™ payments for 2009 (the “Suspended Payments”) and making minimum purchases of Smart Probes™ of approximately €7.9 million in 2010, €9.0 million in 2011, €10.4 million in 2012, €11.9 million in 2013, and thereafter, a minimum purchase that increases annually at a 15% rate over the prior year (collectively, the “Minimum Purchase Requirements”). In the event that we fail to make the Suspended License Payments or the Minimum Purchase Requirements, Reduct shall continue to provide services to us on all of our existing Reduct products and accessories, and shall make additional Reduct products and services available to us on a non-exclusive basis.

If Reduct believes that we have failed to meet our obligations under the Reduct License Agreement, including our obligation to effect the Reduct Closing in a timely manner, Reduct could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development of client relationships and provide pipeline management services could be significantly and adversely affected.

The change in the exchange rate between the United States dollar and the Euro is volatile and may negatively impact our costs which could adversely affect our operating results.

The payment obligation under our Reduct License Agreement is in Euros. As a result, fluctuations in the currency exchange rate between the U.S. dollar and the Euro may adversely affect our cost and results of operations.

We may not be able to protect our proprietary technology from infringement.

Our business development will depend on a combination of patents, licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights. To the extent that we license intellectual property from third parties, we will also have to rely in part on their measures to protect our intellectual property rights. However, these measures may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe on our intellectual property rights because of acts or omissions of the licensee. We cannot assure you that any of our competitors will not independently develop equivalent or superior know-how, trade secrets or proprietary processes. If we are unable to maintain the proprietary nature of our technologies, our expected profit margins could be reduced as competitors imitating our products could compete aggressively against us in the pricing of certain products and our business, financial condition and results of operations may be materially adversely affected.

In addition, several of our business markets and customers are expected to be located outside of the United States. The laws protecting intellectual property in some countries may not provide adequate protection to prevent our competitors from misappropriating our intellectual property.

We may have difficulty meeting our future capital requirements.

Since our inception, the Company’s activities have largely consisted of organizational and financing activities. We will need to obtain significant capital resources from sources including equity/debt financings in order to profitably grow our business. Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on favorable terms, or at all. Additional equity financing could result in significant dilution to our shareholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish some of our rights with respect to our technologies. If sufficient capital is not available we may be required to reduce our workforce, reduce the scope of our marketing efforts and/or customer service, any of which could have a material adverse impact on our financial condition or business prospects.

We must adapt to technological advances in the pipeline services industry.

We compete in an industry that has seen the development of increasingly advanced technology to deliver state-of-the-art pipeline management service solutions to a variety of end-users. Our success may depend on our ability to adapt to technological changes in the industry. If we are unable to adapt to technological change, timely develop and introduce new products, or enhance existing products in response to changing market conditions or customer requirements or demands, our business and results of operations could be materially and adversely affected. We cannot assure you that we will be able to replace outdated technologies, replace them as quickly as our competitors or develop and market new and better products in the future.

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

Our business may bring us into conflict with our licensor or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve these conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. This litigation could be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

Loss of key individuals could disrupt our operations and harm our business.

Our success depends, in part, on the efforts of certain key individuals, including the members of our senior management team. Although we do not anticipate that we will have to replace any of these individuals in the near future, the loss of the services of any of our key employees could disrupt our operations and have a material adverse effect on our business.

Changes and fluctuations in government spending priorities could materially affect our future revenue and growth prospects.

Our primary customers, which will compose a substantial portion of our revenue and backlog, will include agencies of the U.S. federal government and state and local governments and agencies that depend on funding or partial funding provided by the U.S. federal government. Consequently, any significant changes and fluctuations in the government’s spending priorities as a result of policy changes or economic downturns may directly affect our future revenue streams. Legislatures may appropriate funds for a given project on a year by year basis, even though the project may take more than one year to perform. As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, rising raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures. Additionally, reduced spending by the U.S. government may create competitive pressure within our industry which could result in lower revenues and margins in the future.

Unpredictable economic cycles or uncertain demand for our pipeline data management capabilities and related services could cause our revenues to fluctuate or contribute to delays or the inability of customers to pay our fees.

Demand for our pipeline data management and other services are affected by the general level of economic activity in the markets in which we operate, both in the U.S. and internationally. Our customers, particularly our private sector customers, and the markets in which we compete to provide services, are likely to experience periods of economic decline from time to time. Adverse economic conditions may decrease our customers’ willingness to make capital expenditures or otherwise reduce their spending to purchase services, which could result in diminished revenues and margins for our business. In addition, adverse economic conditions could alter the overall mix of services that our customers seek to purchase, and increased competition during a period of economic decline could result in us accepting contractual terms that are less favorable to us than we might be able to negotiate under other circumstances. Changes in our mix of services or a less favorable contracting environment may cause our revenues and margins to decline. Moreover, our customers may experience difficult business climates from time to time and could delay or fail to pay our fees as a result.

Our ability to recruit, train and retain professional personnel of the highest quality is a competitive advantage. Our future inability to do so would adversely affect our competitiveness.

Our contract obligations in our pipeline data management markets are performed by our staff of well qualified engineers, technical professionals and management personnel. A shortage of qualified technical professionals currently exists in the engineering industry in the U.S. Our future growth potential requires the effective recruiting, training and retention of these employees. Our inability to retain these well qualified personnel and recruit additional well qualified personnel would adversely affect our business performance and limit our ability to perform new contracts.

If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.

It is important for us to control our contract costs so that we can maintain positive operating margins. Under our fixed price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed price contracts only if we control our costs and prevent cost overruns on those contracts. Under our time-and-materials contracts, we are paid for labor and equipment at negotiated hourly billing rates and for other expenses. Profitability on our contracts is driven by billable headcount and our ability to manage costs. Under each type of contract, if we are unable to control costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.

Due to the nature of the work we perform to complete pipeline data management contracts, we are subject to potential liability claims and contract disputes.

Our pipeline data management contracts often involve projects where design, construction, system failures or accidents could result in substantially large or punitive damages for which we could have liability. Our operations can involve professional judgments regarding the planning, design, development, construction, operations and management of facilities and public infrastructure projects. Although we are adopting a range of insurance, risk management safety and risk avoidance programs designed to reduce potential liabilities, there can be no assurance that such programs will protect us fully from all risks and liabilities.

We may also experience a delay or withholding of payments for services due to performance disputes. If we are unable to resolve these disputes and collect these payments, we would incur profit reductions and reduced cash flows.

If we miss a required performance standard, fail to timely complete, or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.

We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, changes in the project scope of services requested by the clients or labor or other disruptions. In some cases, should we fail to meet required performance standards, we may also be subject to agreed upon financial damages, which are determined by the contract. To the extent that these events occur, the total costs of the project could exceed our estimates or, in some cases, we could incur a loss on a project, which may reduce or eliminate our overall profitability.

We are subject to procurement laws and regulations associated with our government contracts. If we do not comply with these laws and regulations, we may be prohibited from completing our existing government contracts or suspended from government contracting and subcontracting for some period of time.

Our compliance with the laws and regulations relating to the procurement, administration and performance of our government contracts is dependent upon our ability to ensure that we properly design and execute compliant procedures. Our termination from any larger government contracts or suspension from future government contracts for any reason would result in material declines in expected revenue. Because U.S. federal laws permit government agencies to terminate a contract for convenience, the U.S. federal government may terminate or decide not to renew our contracts with little or no prior notice.

We are subject to routine U.S. federal, state and local government audits related to our government contracts. If audit findings are unfavorable, we could experience a reduction in our profitability.

Our government contracts are subject to audit. These audits may result in the determination that certain costs claimed as reimbursable are not allowable or have not been properly allocated to government contracts according to federal government regulations. We are subject to audits for several years after payments for services have been received. Based on these audits, government entities may adjust or seek reimbursement for previously-paid amounts.

Our potential involvement in partnerships, ventures and the use of subcontractors may expose us to additional legal and market reputation damages.

Our methods of delivery may include the use of partnerships, subcontractors, joint ventures and other ventures. If our partners or subcontractors fail to satisfactorily perform their obligations as a result of financial or other difficulties, we may be unable to adequately perform or deliver our contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. Additionally, we may be exposed to claims for damages that are a result of a partner’s or subcontractor’s performance. We could also suffer contract termination and damage to our reputation as a result of a partner’s or subcontractor’s performance.

We are engaged in highly competitive markets that pose challenges to continued revenue growth.

Our business is characterized by competition for contracts within the government and private sectors in which service contracts are often awarded through competitive bidding processes. We compete with a large number of other service providers who offer the principal services that we offer. In this competitive environment, we must provide technical proficiency, quality of service and experience to ensure future contract awards and revenue and profit growth.

We use the percentage-of-completion method of accounting for many of our projects. This method may result in volatility in stated revenues and profits.

Our revenues and profits for many of our contracts are recognized ratably as those contracts are performed. This rate is based primarily on the proportion of labor costs incurred to date to total labor costs projected to be incurred for the entire project. This method of accounting requires us to calculate revenues and profit to be recognized in each reporting period for each project based on our predictions of future outcomes, including our estimates of the total cost to complete the project, project schedule and completion date, the percentage of the project that is completed and the amounts of any probable unapproved change orders. Our failure to accurately estimate these often subjective factors could result in reduced profits or losses for certain contracts.

RISK FACTORS RELATED TO COMMON STOCK

The Company’s Shares are not registered and are illiquid.

Except for 3,685,618 shares, the Company’s Common Stock has not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any state, and therefore may not be sold by the Company’s stockholders, and must be held indefinitely, unless and until the Company’s Common Stock has been registered under the Securities Act and the applicable state securities laws or it is sold under an available exemption from registration. In addition, the Company’s Common Stock may not be sold pursuant to Section 144 of the Securities Act unless certain conditions are satisfied, including, among other things, (i) the Company is subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (ii) the Company has filed all required Exchange Act reports and material during the preceding twelve (12) months, and (iii) at least one year has elapsed from the time the Company filed with the US Securities and Exchange Commission (the “Commission”) “Form 10 information” reflecting that it is not a shell company. The conditions for resale under Section 144 of the Act have not been satisfied.

The Company has no obligation to register the Company’s Common Stock or to comply with any exemption from such registration. Accordingly, there can be no assurance that the Company’s investors will have the opportunity to liquidate their Common Stock at any time in the near future.

There is the possibility of future dilution.

There is the possibility that the Company may still require further capital investment. The Company’s Board of Directors will evaluate the need for and oversee the sourcing of future capital for the Company. There is the possibility that such additional sources of financing may result in dilution in the value of the Company’s Common Stock.

The Directors and Officers of the Company may have certain personal interests that may affect the Company.

A small group of directors, executive officers, principal shareholders and affiliated entities will beneficially own, in the aggregate, approximately 60% of the Company’s outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over and/or control the election of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company that may be favored by other shareholders. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

The market price of the Company’s Common Stock may fluctuate significantly.

The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	the announcement of new products or product enhancements by us or our competitors;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts, if our Common Stock is covered by analysts;

•	developments in the pipeline management services industry;

•	the results of product liability or intellectual property lawsuits;

•	future issuances of Common Stock or other securities;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	general market conditions and other factors, including factors unrelated to our operating performance.

Further, the stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our Common Stock, which could cause a decline in the value of our Common Stock. Price volatility of our Common Stock might be worse if the trading volume of our Common Stock is low. We have not paid, and do not expect to pay, any cash dividends on our Common Stock as any earnings generated from future operations will be used to finance our operations and as a result, investors will not realize any income from an investment in our Common Stock until and unless their shares are sold at a profit.

Because the Company became public by means of a reverse merger, the Company may not be able to attract the attention of major brokerage firms.

Additional risks may exist because GMSI became public through a “reverse merger”. Security analysts of major investment banking firms may not elect to cover us. Further, investment banking firms may not seek to conduct any secondary offerings of our Common Stock in the future.

Trading of our Common Stock is limited and trading restrictions imposed on us by regulatory authorities may further reduce our trading, making it difficult for our shareholders to sell their shares.

Trading of our Common Stock is currently conducted on the OTC BB. The liquidity of our Common Stock is limited by, among other things, the number of shares that can be bought and sold at a given price, and may also be adversely affected by delays in the timing of transactions and the reduction of coverage by security analysts and the media, if at all. Currently, there are approximately 66 holders of record of our Common Stock. These factors may result in lower prices for our Common Stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our Common Stock. In addition, without a large float, our Common Stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our Common Stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our Common Stock. Trading of a relatively small volume of our Common Stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our Common Stock will trade in the future.

Because our Common Stock may be a “penny stock,” it may be more difficult for investors to sell shares of our Common Stock, and the market price of our Common Stock may be adversely affected.

Our Common Stock may be a “penny stock” if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange or approved for quotation on the American Stock Exchange, the Nasdaq Stock Market or any other national stock exchange or it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the Commission. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to purchase the penny stock. Broker-dealers must also provide customers who hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.

If applicable, the penny stock rules may make it difficult for investors to sell their shares of our Common Stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our Common Stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, investors may not always be able to resell their shares of our Common Stock publicly at times and prices that they feel are appropriate.

We have not yet evaluated our internal controls over financial reporting to determine whether they are in compliance with Section 404 of the Sarbanes-Oxley Act and, accordingly, cannot assure you that these internal controls are in compliance which may be necessary to maintain investor confidence in our financial reporting and interest in our stock.

We are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404 and, accordingly, cannot assure you yet that these internal controls are in compliance. This process may divert internal resources and will take a significant amount of time and effort to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as higher independent auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to comply with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors. Our inability to obtain this unqualified report from our independent auditors could adversely affect the confidence investors have in our financial reporting which could adversely impact the price of our stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports. A failure to provide effective internal controls may present opportunities for fraud and erroneous reporting of financial reports and operating results. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing, we may identify deficiencies and weaknesses which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal control structure, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Disclosing material deficiencies or weaknesses in our internal controls, failing to remediate these deficiencies or weaknesses in a timely fashion or failing to achieve and maintain an effective internal control environment may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our Common Stock.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new regulations promulgated by the Commission and rules promulgated by the American Stock Exchange, the other national securities exchanges and the NASDAQ. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

Item 2.	Properties.

Our headquarters office is located in Sarver, Pennsylvania. This building, which we lease from the Company’s Chairman/CEO, has approximately 3,200 square feet of office space and is used by our corporate and engineering/operations staff. Monthly rent under this lease is $6,500 per month. The lease expires on April 30, 2009. We believe that the Company’s existing facilities are adequate to meet its business needs for the foreseeable future.

Item 3.	Legal Proceedings.

We are not involved in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to shareholder vote during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Shares of our common stock had previously been quoted on the OTC BB under the listing symbol “KKRI” and had only been traded on a very limited and sporadic basis. As of April 28, 2008, our listing symbol has been changed to “GSPH” in conjunction with our name change. The last reported sales price per share of the Company’s Common Stock as reported on the OTC BB on April 6, 2009 was $1.80.

The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2008	$2.50	$1.75
September 30, 2008	$3.85	$2.00
June 30, 2008	$10.20	$2.00
March 31, 2008	$3.87	$3.69
December 31, 2007	$1.14	$1.14
September 30, 2007	$1.14	$1.14
June 30, 2007	$1.14	$1.14
March 31, 2007	$1.14	$1.12
December 31, 2006	$1.12	$1.12

Number of Shareholders

As of March 31, 2009, there were approximately 66 holders of record of the Company’s common stock.

Dividends

The Company has not paid any cash dividends on its common equity in the last two fiscal years, and does not plan to do so as any earnings generated from future operations will be used to finance our operations. The only restrictions that limit the ability to pay dividends on common equity are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

Sales of Unregistered Securities

On June 6, 2007, we issued warrants to purchase 3,000,000 shares of GMSI common stock at an exercise price of $0.50 per share, to Delta Networks SA (“Delta”), the owner of 99% of the outstanding common stock of Reduct, in connection with the execution of the Exclusive License and Distribution

Extension Agreement between Reduct and GMSI. The warrants were issued in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The recipient of the warrants is an accredited investor, and GMSI conducted the private placement without any general solicitation or advertisement and with a restriction on resale. The warrants expire on October 31, 2009.

On December 4, 2007, we issued warrants to purchase 100,000 shares of GMSI common stock to one investor in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The warrants were issued to settle contractual obligations. On February 6, 2008, the investor exercised his warrants to purchase 30,000 shares of GMSI common stock at $0.50 per share which amounted to an aggregate of $15,000. The remaining warrants to purchase 70,000 shares of GMSI common stock were cancelled. The exercise of warrants was conducted pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The purchaser was an accredited investor, and GMSI did not conduct any general solicitation or advertisement in connection with the exercise of the warrants and the shares purchased contain a restriction on resale.

From December 1, 2007 through March 14, 2008, we issued 3,941,836 shares of GMSI common stock to seven investors in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The consideration paid for such shares was $0.80 per share, and amounted to an aggregate of $3,153,469. Each of the purchasers was an accredited investor, and GMSI conducted the private placement without any general solicitation or advertisement and with a restriction on resale.

On January 24, 2008, we issued warrants to purchase 87,545 shares of GMSI common stock at an exercise price of $0.55 per share to three investors in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The warrants were issued to settle contractual obligations. The recipients of the warrants are accredited investors, and GMSI conducted the private placement without any general solicitation or advertisement and with a restriction on resale. The warrants expire on January 24, 2018.

On March 31, 2008, the Company converted $903,469 of outstanding debt to Mark A. Smith at $0.80 per share, into 1,129,336 shares of GMSI common stock. The conversion of outstanding debt into GMSI common stock was done pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

On November 7, 2008, we issued warrants to purchase 250,000 shares of the Company’s Common Stock at $2.15 to one investor in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The warrants were issued to settle contractual obligations. The recipient of the warrants is an accredited investor, and we conducted the private placement without any general solicitation or advertisement and with a restriction on resale. The warrants expire on November 7, 2018.

On December 18, 2008, we issued warrants to purchase 500,000 shares of the Company’s Common Stock at a purchase price equal to the lower of (a) eighty-five percent of the price per share that any stock is sold for in any subsequent round of convertible preferred or common stock financing and (b) $3.00 per share of Common Stock, to Delta in Connection with Amendment No. 3 to the Reduct License Agreement between Delta and GMSI. The warrants were issued in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The recipient of the warrants is an accredited investor, and GMSI conducted the private placement without any general solicitation or advertisement and with a restriction on resale.

On January 9, 2009, the Company sold 50,000 shares of Common Stock and warrants to purchase 10,000 shares of the Company’s Common Stock, at an exercise price of $1.50 per share, in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement and with a restriction on resale. The consideration paid for such shares and warrants was $50,000. The warrants expire on January 9, 2014.

On January 30, 2009, the Company sold 200,000 shares of Common Stock and warrants to purchase 40,000 shares of the Company’s Common Stock at an exercise price of $1.50 per share, in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement and with a restriction on resale. The consideration paid for such shares and warrants was $200,000. The warrants expire on January 30, 2014.

On January 30, 2009, the Company granted warrants to purchase 22,500 shares of the Company’s Common Stock at an exercise price of $0.55 to a contractor, in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The warrants were issued to settle contractual obligations. The recipient of the warrants is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement and with a restriction on resale. The warrants expire on January 30, 2019.

On March 6, 2009, the Company granted David Vosbein, the Company’s President, warrants to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $1.23 per share, in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The recipient of the warrants is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement and with a restriction on resale. The warrants were issued pursuant to Mr. Vosbein’s employment contract as partial compensation. Warrants to purchase 1,000,000 shares of the Company’s Common Stock were vested upon grant, and warrants to purchase the remaining shares vest over twelve months. The warrants expire on March 6, 2019.

On March 10, 2009, the Company issued 104,638 shares of Common Stock and warrants to purchase 20,927 shares of the Company’s Common Stock at an exercise price of $1.50 per share, in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The shares and warrants to purchase Common Stock were issued in settlement of a note payable in the amount of $104,638, including accrued interest. The recipient of the shares of Common Stock and warrants to purchase Common Stock is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement and with a restriction on resale. The warrants expire on March 10, 2014.

On May 29, 2008, we filed a Registration Statement on Form S-1, as amended (Reg. No. 333-151230) that was declared effective on February 13, 2009. Under the registration statement, we registered the offering and sale of an aggregate of 3,072,698 of our Common Stock held by certain selling security holders (identified in the registration statement). The selling security holders may sell these shares from time to time in the open market at prevailing prices or in individually negotiated transactions, through agents designated from time to time or through underwriters or dealers. We have agreed to use our best efforts to maintain the effectiveness of the registration statement from the effective date through and until all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144 promulgated under the Securities Act. All of the shares registered in the registration statement were registered for the account of the selling security holders. The Company will not receive any proceeds from the sale of the shares of our Common stock by the selling security holders.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and the related notes thereto filed with this Annual Report on Form 10-K.

Some of the information contained in this MD&A or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes Forward-Looking Statements that involve risks and uncertainties. See “FORWARD LOOKING STATEMENTS” above. In addition, you should read the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the Forward-Looking Statements contained in the following discussion and analysis.

Overview

We are an emerging pipeline management service company that is focused on developing and producing innovative technologies and services which offer technically advanced solutions for managing pipeline infrastructure assets. Our strategy is to combine innovative pipeline data acquisition with professional data management and technically superior pipeline field services to build strong client relationships in the pipeline service industry. We believe that our multi-disciplined team, consisting of construction professionals, engineers and Geographic Information System (“GIS”) and IT specialists, project managers, estimators and field technicians can be mobilized quickly and efficiently for any project. Our field service professionals are available to provide economic data collection and mapping solutions to municipalities, utilities, engineering companies, contractors, pipeline operators, government agencies, industrial concerns and military facilities worldwide.

Liquidity and Capital Resources

At December 31, 2008, we had current assets of $655,513, and current liabilities of $2,992,128.

We are a party to the Reduct License Agreement to license the Smart Probe™ technology from Reduct, the developer of the technology. The Reduct License Agreement grants the Company exclusive control over the rights to the Smart Probe ™ technology throughout North America, South America and Australia.

Pursuant to Amendment No. 3 to the Reduct License Agreement dated December 18, 2008, a Letter of Agreement dated March 10, 2009, and a Letter of Agreement dated March 31, 2009, we: (i) agreed to extend the payment due date for certain payments owed by the Company to Reduct; (ii) agreed to restructure certain other payments owed to Reduct; (iii) granted an option to purchase 500,000 shares of the Company’s Common Stock to Delta Networks SA (“Delta”), the owner of substantially all of the common stock of Reduct; and (iv) agreed to work in good faith with Reduct and Delta to draft and execute mutually acceptable agreements pursuant to which we will acquire Reduct from Delta through the purchase of one hundred percent of Reduct’s outstanding capital stock in exchange for $40 million in the aggregate of cash and the Company’s Common Stock (the “Acquisition”). The initial target closing date for the Acquisition is June 15, 2009, but that date may be extended for up to three successive three-month periods until March 15, 2010 (the “Reduct Closing”). For each three-month extension, we are required to make a payment to or minimum purchases from Reduct in an amount of €1.5 million.

If we consummate the Acquisition by March 15, 2010, all license payments that we owe to Reduct will be discharged entirely. If we do not consummate the Acquisition by March 15, 2010, we will maintain our exclusive license and distribution rights by paying approximately €4.0 million of suspended license payments for 2008 and €5.6 million of suspended Smart Probe™ payments for 2009 (the “Suspended Payments”) and making minimum purchases of Smart Probes™ of approximately €7.9 million in 2010, €9.0 million in 2011, €10.4 million in 2012, €11.9 million in 2013, and thereafter, a minimum purchase that increases annually at a 15% rate over the prior year (collectively, the “Minimum Purchase Requirements”). In the event that we fail to make the Suspended License Payments or the Minimum Purchase Requirements, Reduct shall continue to provide services to us on all of our existing Reduct products and accessories, and shall make additional Reduct products and services available to us on a non-exclusive basis.

If Reduct believes that we have failed to meet our obligations under the Reduct License Agreement, including our obligation to effect the Reduct Closing in a timely manner, Reduct could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development of client relationships and provide pipeline management services could be significantly and adversely affected.

Our operations and capital requirements have been funded since inception primarily through the sale of the Company’s Common Stock and advances from our Chief Executive Officer. We expect to continue to finance our operations and capital requirements through the use of existing current assets, the sale of our Common Stock, and funds provided by operations.

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

Sales were $1,567,575 for the year ended December 31, 2008, compared to $74,902 for the year ended December 31, 2007. Cost of sales was $673,397 for the year ended December 31, 2008, compared to $40,159 for the year ended December 31, 2007. Our sales and cost of sales increased in 2008 as we began to generate revenues from our planned operations and ceased to be a development stage company. We expect sales and cost of sales to fluctuate as our business reaches maturity.

Selling, general and administrative (“SG&A”) expenses include all costs that are not directly associated with our revenue-generating activities. SG&A expenses include payroll costs for sales, administrative, and technical personnel, sales and marketing costs, corporate costs, and facilities costs. SG&A expenses were $5,338,285 for the year ended December 31, 2008, compared to $2,418,246 for the year ended December 31, 2007. The increase was primarily due to the expansion of our sales and administrative staff in 2008, and legal, accounting, and other expenses incurred in 2008 related to the acquisition of Kayenta Kreations, Inc., legal, accounting and other expenses related to other potential acquisitions, and legal expenses related to the filing of a Registration Statement under the Securities Act of 1933, as amended, for a portion of our shares. In addition, we incurred expense in 2008 related to Amendment No. 3 to the Reduct License Agreement.

Other income and expenses include interest income, interest expense, non-business income and expenses, and gains or losses on foreign currency exchange. Other income and expense was net loss of $74,895 for the year ended December 31, 2008, compared to a net expense of $153,800 for the year ended December 31, 2007. Included in other income and expense during the year ended December 31, 2008 was a loss on foreign currency exchange of $36,522, interest income of $21,244, and interest expense of $59,788. During the year ended December 31, 2007, other income and expense included a loss on foreign currency exchange of $129,247, interest income of $3,303, and interest expense of $28,196. We do not hedge our exposure to foreign currency. Gains or losses on foreign currency may fluctuate in future periods.

We had no net benefit from income taxes, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2008.

Application of Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions which, in our opinion, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include:

Impairment Assessment of Intangible Assets. Intangible assets consist of exclusive and perpetual license rights to the patent pending DuctRunner Smart Probe™ technology. We license the technology from Reduct NV, a Belgian company, the developer of the technology, under an Exclusive License and Distribution Agreement, as amended from time to time, that provides us with exclusive control rights to the DuctRunner Smart Probe™ technology throughout the continents of North America, South America, and Australia. We recorded an intangible asset of $1,367,000 upon use of the license. In addition to the license fees, we are required to make minimum purchases of Smart Probes™. If the minimum purchase requirements are not met, the exclusivity portion of the license agreement with Reduct NV becomes void, and our investment in the license rights would become impaired.

The license rights have an indefinite useful life. Accordingly, the rights are not amortized under accounting principles generally accepted in the United States. We test the carrying value of the license rights annually for impairment, and review their useful life. Should the license rights be determined to be impaired, the value of the asset will be written down, and a loss recognized in the period in which the asset’s recorded value exceeds its fair value. In our review of the license rights for the year ended December 31, 2008, we determined that the value of the license rights was not impaired.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At December 31, 2008, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At December 31, 2008, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplemental Data.

GEOSPATIAL MAPPING SYSTEMS, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and

Stockholders of Geospatial Holdings, Inc.

We have audited the accompanying balance sheets of Geospatial Holdings, Inc. (a Nevada corporation) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geospatial Holdings, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has incurred net losses since inception. Operations and capital requirements since inception have been funded by sales of stock and advances from its chief executive officer and current liabilities exceed current assets by $2,336,615. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goff Backa Alfera and Company, LLC

Pittsburgh, Pennsylvania

April 14, 2009

Geospatial Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$42,793	$183,448
Accounts receivable	51,271	7,530
Costs and estimated earnings in excess of billings on uncompleted contracts	11,479	—
Notes receivable	361,612	107,585
Prepaid expenses	188,358	81,985

Total current assets	655,513	380,548

Property, plant and equipment:
Field equipment	905,635	891,384
Office equipment	99,616	76,698
Vehicles	17,530	17,530

Total property, plant and equipment	1,022,781	985,612
Less: accumulated depreciation	(330,209)	(179,283)

Net fixed assets	692,572	806,329

Other assets:
License fees	1,367,000	1,367,000
Deposit on equipment	—	2,441,370

Total other assets	1,367,000	3,808,370

Total assets	$2,715,085	$4,995,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$710,493	$82,241
Accrued expenses	105,168	3,155,742
Billings in excess of costs and estimated earnings on contracts in progress	25,159	—
Due to stockholder	32,500	—
Notes payable to stockholders	2,118,808	—

Total current liabilities	2,992,128	3,237,983

Commitments and contingencies (Note 9)	—	—

Stockholders’ equity:
Preferred Stock of Geospatial Holdings, Inc., $.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at December 31, 2008	—	—
Common Stock of Geospatial Holdings, Inc., $.001 par value; 100,000,000 shares authorized at December 31, 2008; 23,759,806 shares issued and outstanding at December 31, 2008	23,760	—
Preferred Stock of Geospatial Mapping Systems, Inc., $.001 par value; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2007	—	—
Common Stock of Geospatial Mapping Systems, Inc., $.001 par value; 90,000,000 shares authorized at December 31, 2007; 17,352,352 shares issued and outstanding at December 31, 2007	—	17,352
Additional paid-in capital	7,270,611	4,792,324
Accumulated deficit	(7,571,414)	(3,052,412)

Total stockholders’ equity (deficit)	(277,043)	1,757,264

Total liabilities and stockholders’ equity	$2,715,085	$4,995,247

The accompanying notes are an integral part of these financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31, 2008	Year Ended December 31, 2007
Sales	$1,567,575	$74,902
Cost of sales	673,397	34,743

Gross profit	894,178	40,159
Selling, general and administrative expenses	5,338,285	2,418,246

Net loss from operations	(4,444,107)	(2,378,087)

Other income (expense):
Interest income	21,244	3,303
Interest expense	(59,788)	(28,196)
Other income	171	340
Loss on foreign currency exchange	(36,522)	(129,247)

Total other income and expenses	(74,895)	(153,800)

Net loss before income taxes	(4,519,002)	(2,531,887)
Provision for (benefit from) income taxes	—	—

Net loss	$(4,519,002)	$(2,531,887)

Basic and fully-diluted net loss per share of Common Stock	$(0.20)	$(0.19)

The accompanying notes are an integral part of these financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2008 and 2007

	Geospatial Mapping Systems, Inc.				Geospatial Holdings, Inc.				Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Total
	Preferred Stock		Common Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2006	—	$—	11,670,000	$11,670	—	$—	—	$—	$1,581,830	$(8,500)	$(520,525)	$1,064,475
Issuance of Common Stock for cash	—	—	4,616,000	4,616	—	—	—	—	2,678,384	—	—	2,683,000
Issuance of Common Stock in settlement of note	—	—	1,066,352	1,066	—	—	—	—	532,110	—	—	533,176
Payment of stock subscription	—	—	—	—	—	—	—	—	—	8,500	—	8,500
Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	—	—	—	(2,531,887)	(2,531,887)

Balance, December 31, 2007	—	—	17,352,352	17,352	—	—	—	—	4,792,324	—	(3,052,412)	1,757,264
Issuance of Common Stock for cash at $0.80 per share	—	—	1,562,500	1,563	—	—	—	—	1,248,437	—	—	1,250,000
Issuance of Common Stock in settlement of note at $0.80 per share	—	—	1,129,336	1,129	—	—	—	—	902,340	—	—	903,469
Issuance of Common Stock for cash in settlement of option at $0.50 per share	—	—	30,000	30	—	—	—	—	14,970	—	—	15,000
Issuance of shares of Geospatial Holdings, Inc. Common Stock to stockholders of Kayenta Kreations, Inc. pursuant to merger	—	—	—	—	—	—	3,685,618	3,686	312,540	—	—	316,226
Exchange of shares of Geospatial Mapping Systems, Inc. for shares of Geospatial Holdings, Inc.	—	—	(20,074,188)	(20,074)	—	—	20,074,188	20,074	—	—	—	—
Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	—	—	—	(4,519,002)	(4,519,002)

Balance, December 31, 2008	—	$—	—	$—	—	$—	23,759,806	$23,760	$7,270,611	$—	$(7,571,414)	$(277,043)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash flows from operating activities:
Net loss	$(4,519,002)	$(2,531,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	150,926	143,147
Liabilities settled by issuance of Common Stock	—	86,416
Accrued interest receivable	(24,026)	(2,585)
Accrued interest payable	55,277	—
Issuance of Common Stock for reverse acquisition	316,226	—
Changes in operating assets and liabilities:
Accounts receivable	(43,741)	(7,530)
Unbilled revenues on contracts in progress	(11,479)	—
Prepaid expenses	(106,373)	(38,802)
Accounts payable	628,252	82,241
Accrued expenses	1,060,921	605,164
Billings in excess of revenues on contracts in progress	25,159	—
Due to stockholder	32,500	—

Net cash used in operating activities	(2,435,360)	(1,663,836)

Cash flows from investing activities:
Purchase of property, plant and equipment	(37,169)	(88,443)
Expenditures for license fees	(937,330)	(683,500)
Deposit on equipment	(732,796)	(600,000)
Notes receivable issued	(230,000)	(105,000)

Net cash used in investing activities	(1,937,295)	(1,476,943)

Cash flows from financing activities:
Issuance of Common Stock	1,265,000	2,683,000
Net borrowings from stockholders	2,967,000	446,760
(Issuance) payment of stock subscription receivable	—	8,500

Net cash provided by financing activities	4,232,000	3,138,260

Net change in cash and cash equivalents	(140,655)	(2,519)
Cash and cash equivalents at beginning of period	183,448	185,967

Cash and cash equivalents at end of period	$42,793	$183,448

Supplemental disclosures:
Cash paid during period for interest	$4,510	$11,113
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of Common Stock in settlement of liabilities	903,469	533,176
Accrued license fees	592,934	(683,500)
Accrued deposit on equipment	497,520	(1,841,370)

The accompanying notes are an integral part of these financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 1 – Summary of Significant Accounting Policies

This summary of significant accounting policies of Geospatial Holdings, Inc. (the “Company”) is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company utilizes innovative proprietary technologies to provide services for managing underground pipeline assets. The Company’s services include pipeline data acquisition, professional data management, and pipeline field services. The Company is located in Sarver, Pennsylvania, and provides services throughout the United States.

The Company was previously considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Consolidation

The Company’s financial statements include wholly-owned subsidiaries Geospatial Mapping Systems, Inc. (“GMSI”), and Geospatial Pipeline Services, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

On April 25, 2008, Kayenta Kreations, Inc. (“Kayenta”) acquired all the outstanding Common Stock of GMSI pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 25, 2008. Upon consummation of the Merger Agreement, GMSI became a fully-owned subsidiary of Kayenta, which was subsequent renamed “Geospatial Holdings, Inc.” Because GMSI’s stockholders owned a majority of the company upon consummation of the Merger Agreement, GMSI was deemed to be the acquiring entity. Accordingly, all historical financial information prior to the consummation of the Merger Agreement contained in these financial statements is that of GMSI.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Use of Estimates (continued)

Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include:

•	Impairment assessment of intangible assets;

•	Estimated useful lives of property and equipment;

•	Estimated costs to complete fixed-price contracts;

•	Realization of deferred income tax assets.

These estimates are discussed further throughout the accompanying Notes to Financial Statements.

Accounting Method

The Company’s financial statements are prepared on the accrual method of accounting.

Reclassifications

Certain amounts from the Company’s financial statements as of and for the year ended December 31, 2007 have been reclassified to conform to current year presentation.

Foreign Currency

The Company’s functional currency is the United States dollar. The Company transacts business in foreign currencies. At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in United States dollars using the exchange rate in effect at that time. At each balance sheet date, balances that will be settled in foreign currencies are adjusted to reflect the current exchange rate. Any gain or loss resulting from changes in foreign currency exchange rates is included in net income in the period in which the exchange rate changes.

Cash and Cash Equivalents

The Company considers all highly liquid debt investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are presented in the statement of financial position net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The allowance for doubtful accounts was $10,000 and $0 at December 31, 2008 and 2007, respectively.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting and tax purposes based on estimated useful lives ranging from three to ten years.

Expenditures and major renewals and betterments that materially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense was $150,926 and $143,147 for the years ended December 31, 2008 and 2007, respectively.

Intangible Assets

Intangible assets consist of exclusive and perpetual license rights to the patent pending DuctRunner Smart Probe™ technology. The Company licenses the technology from Reduct NV (“Reduct”), a Belgian company, the developer of the technology, under an Exclusive License and Distribution Agreement dated August 3, 2006 (as amended, the “License Agreement”). The License Agreement provides the Company with exclusive control rights to the DuctRunner Smart Probe™ technology throughout the continents of North America, South America, and Australia. The Company recorded total license fees of $1,367,000 upon use of the license. In 2008, the Company incurred expense of approximately $1,206,000 in connection with maintenance of the license.

In addition to the license fees, the Company is obligated to make minimum purchases of Smart Probes™. If minimum purchase requirements are not met, the exclusivity portion of the license agreement with Reduct becomes void. The minimum purchase requirements and other portions of the Reduct license agreement are set forth in Note 10.

The license rights have an indefinite useful life. Accordingly, the rights are not amortized under SFAS No. 142, Goodwill and Other Intangible Assets. The useful life of the license rights is reviewed annually and the carrying value of the license rights is tested annually for impairment. Should the license rights be determined to be impaired, the value of the asset will be written down and a loss recognized in the period in which the asset’s recorded value exceeds its fair value.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenues for fixed-price contracts are recognized under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are performed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project.

Revenues for time-and-materials contracts are recognized as the services are rendered.

Advance customer payments are recorded as deferred revenue until such time as they are recognized as revenue.

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2008 and 2007 was $4,623 and $25,231, respectively.

Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryovers.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Deferred Income Taxes (continued)

Deferred income taxes arise from the Company’s use of different accounting methods for financial reporting and income tax reporting purposes. The tax basis of certain start-up costs exceeds their basis for financial reporting purposes. The excess will be deductible for tax purposes as the start-up costs are amortized over 180 months. The basis for financial reporting purposes of certain license rights exceeds the tax basis of those license rights by the cumulative amortization for tax purposes. The excess will reverse if and when the license rights are written down due to impairment. The Company uses different methods of depreciation for tax and financial reporting purposes, resulting in different tax bases. This difference will reverse over the estimated useful lives of the Company’s property, plant and equipment. The tax basis of accounts receivable exceeds its basis for financial reporting purposes by the allowance for doubtful accounts. Amounts in the allowance for doubtful accounts will be deductible for tax purposes when specific accounts are deemed to be uncollectible. The tax basis of certain accruals exceeds its basis for financial reporting purposes. The excess will be deductible when the accrued amounts are paid. The tax basis of certain accrued expenses denominated in foreign currency exceeds its basis for financial reporting purposes by the amount of unrealized foreign currency losses. These losses will be deductible for tax purposes as the losses are realized when the accrued amounts are paid. The Company uses the completed contracts method of accounting for fixed-price contracts for tax purposes, and the percentage-of-completion method of accounting for fixed-price contracts for financial reporting purposes. The amount of revenue recorded for financial reporting purposes on contracts uncompleted at year end will be taxable, and the costs associated with those contracts will be deductible, when the contracts are completed. The Company has a net operating loss carryover from prior periods that is available to offset future taxable income.

The Company currently has a deferred tax asset resulting from the above differences in accounting methods for financial reporting and income tax reporting purposes. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization.

Stock-Based Payments

The Company accounts for its stock-based compensation in accordance with SFAS No. 123 (Revised), Share Based Payment (“SFAS 123(R)”). Under SFAS 123(R), the Company records compensation expense for stock options at the fair value of the stock options at the grant date, amortized over the vesting period. The Company records expense for stock options, warrants, and similar grants issued to non-employees at the fair value of the stock options at the grant date, or the fair value of the consideration received, whichever is more readily available.

Segment Reporting

The Company operates one segment. Accordingly, no segment reporting is presented.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2008. FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax benefits related to tax positions not deemed to meet the “more-likely-than-not” threshold are not permitted to be recognized in the consolidated financial statements. The adoption of FIN 48 had a minimal impact on the Company’s consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 141 (Revised 2007) Business Combinations (“SFAS 141(R)”), which significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity is required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. SFAS 141(R) changes the accounting treatment for certain specific acquisition related items including, among other items: expensing acquisition related costs as incurred; valuing noncontrolling interests at fair value at the acquisition date; and expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. The Company adopted the provisions of SFAS 141(R) on January 1, 2009. As the provisions of SFAS No. 141(R) are applied prospectively to business combinations for which the acquisition occurs after January 1, 2009, the full impact to the Company, while expected to be material, will be dependent upon any individual transactions consummated.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 2 – Merger

On April 25, 2008, Kayenta acquired all the outstanding Common Stock of GMSI pursuant to the Merger Agreement.

Prior to the closing of the Merger Agreement, Kayenta shareholders approved a 2.8 for 1 forward stock split, resulting in 3,685,618 shares of Kayenta Common Stock outstanding at the closing of the Merger Agreement. Pursuant to the Merger Agreement, Kayenta issued one share of Kayenta’s Common Stock in exchange for each outstanding share of GMSI’s Common Stock, resulting in 20,074,188 shares of Kayenta Common Stock, for a total aggregate number of shares of Kayenta Common Stock of 23,759,806 outstanding upon consummation of the merger. Upon completion of the merger, GMSI became a fully-owned subsidiary of Kayenta, which was subsequently renamed “Geospatial Holdings, Inc.,” and GMSI’s shareholders obtained majority ownership of the shares of Common Stock of Geospatial Holdings, Inc. After the merger, GMSI’s former stockholders owned approximately 84.5% of the Common Stock of the Company, and Kayenta’s stockholders owned approximately 15.5% of the Common Stock of the Company.

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

Note 3 – Going Concern

Since its inception, the Company has incurred net losses. In addition, the Company’s operations and capital requirements have been funded since its inception by sales of its Common Stock and advances from its chief executive officer. At December 31, 2008, the Company’s current liabilities exceeded its current assets by $2,336,615. Those factors, as well as the Company’s commitments under the Reduct License Agreement (as discussed in Note 9) create an uncertainty about the Company’s ability to continue as a going concern. The Company’s management is developing a plan to secure financing sufficient for the Company’s operating and capital requirements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 4 – Accounts Receivable

Accounts receivable consisted of the following at December 31, 2008:

Billed:
Completed contracts	$30,071
Contracts in progress	31,200

61,271
Less: allowance for doubtful accounts	(10,000)

$51,271

Note 5 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at December 31, 2008:

Costs incurred on uncompleted contracts	$118,438
Estimated earnings	114,522

232,960
Billings to date	(246,640)

$13,680

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$11,479
Billings in excess of costs and estimated earnings on contracts in progress	(25,159)

$13,680

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 6 – Backlog

The following schedule summarizes changes in backlog on fixed-price contracts during the year ended December 31, 2008. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at quarter end, and from contractual agreements on which work has not yet begun.

Backlog balance at December 31, 2007	$20,551
New contracts awarded during the year	2,359,770
Contract adjustments	4,874

2,385,195
Less: contract revenue earned during the period	(1,546,568)

Backlog balance at December 31, 2008	$838,627

Note 7 – Notes Receivable

During the years ended 2008 and 2007, the Company advanced cash totaling $230,000 and $105,000, respectively, to Mid-Atlantic Pipe Services, Inc. (“MAPS”) in exchange for Promissory Notes from MAPS. The Promissory Notes bear interest at 8% per annum, which totaled $24,026 and $2,585 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, MAPS owed the Company $361,612 and $107,585, respectively.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 8 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	(1,319,303)	(794,468)
State	(418,826)	(252,212)

	(1,738,129)	(1,046,680)

Total income taxes	(1,738,129)	(1,046,680)
Less: valuation allowance	1,738,129	1,046,680

Net income taxes	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Federal statutory rate	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5
Valuation allowance	(41.5)	(41.5)

Effective rate	0.0%	0.0%

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 8 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below as of December 31, 2008 and 2007. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under SFAS 109.

	As of December 31,
	2008	2007
Start-up costs	$106,325	$131,934
License fees	(50,427)	(12,607)
Depreciation	(81,885)	(63,364)
Allowance for doubtful accounts	4,150	—
Accrued expenses	13,488	132,800
Unrealized foreign currency losses	—	49,903
Uncompleted contracts	(13,634)	—
Net operating loss carryforward	3,022,791	1,024,031

Deferred income taxes	3,000,808	1,262,697
Less: valuation allowance	(3,000,808)	(1,262,697)

Net deferred income taxes	$—	$—

At December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $7,284,000. The federal and state net operating loss carryforwards expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 9 – Net Loss Per Share of Common Stock

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential Common Stock had been converted to Common Stock. The following reconciles amounts reported in the financial statements:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Net loss	$(4,519,002)	$(2,531,887)
Divided by:
Weighted average shares outstanding	22,134,029	13,257,701

Basic and fully-diluted net loss per share	$(0.20)	$(0.19)

The effects of options to purchase 11,670,000 and 9,800,000 shares of Common Stock, and rights to purchase 3,837,545 and 3,100,000 shares of Common Stock were not included in the computation of diluted earnings per share at December 31, 2008 and 2007, respectively, because the effect of their conversion would be antidilutive.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 10 – Commitments and Contingencies

The Company’s License Agreement with Reduct provides the Company with exclusive control over the rights to the DuctRunner Smart Probe™ technology throughout the continents of North America, South America, and Australia.

On December 18, 2008, the Company entered into Amendment No. 3 to the License Agreement (“Amendment No. 3”) with Reduct, in which the Company agreed to purchase Reduct, subject to the execution of a mutually acceptable definitive purchase agreement. Pursuant to Amendment No. 3, the Company must pay Reduct €1.5 million no later than March 15, 2009 (see Note 14). In addition, the Company must make minimum purchases of Smart Probes™ of at least €1.5 million per quarter until the closing of the Company’s purchase of Reduct, which must occur no later than March 15, 2010. As a consequence of renegotiating the Lease Agreement with Reduct, the Company removed the deposit on equipment and liability to Reduct from its balance sheet, resulting in a net charge to earnings of approximately $1.1 million.

In the event that the Company fails to complete the purchase of Reduct or otherwise breaches the License Agreement, the Company will maintain its exclusive license subject to the payment to Reduct of fees of €4.0 million, and minimum quarterly purchases as shown below on an annualized basis:

Year	Minimum Annual Payments
2009	€5,600,000
2010	€7,850,000
2011	€9,012,500
2012	€10,349,375
2013	€11,886,781
Thereafter	Increases at 15% per year

The Company leases its headquarters building for $6,500 per month. The lease terminates on April 30, 2009, and is cancelable by the lessor with 90 days’ notice. Future minimum payments under this lease are as follows:

Year	Minimum Payments
2009	$26,000

The Company maintains its cash in bank deposit accounts at financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The bank accounts at times exceed FDIC limits. The Company has not experienced any losses on such accounts.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 11 – Concentrations

Reduct is the developer and sole supplier of the DuctRunner Smart Probe™, which is an essential component of a significant portion of the Company’s services.

The Company derives a significant portion of its revenues from a few customers. The Company expects the concentration of revenues to decrease as revenues increase. Revenues from significant customers as a percentage of total revenues were as follows for the years ended December 31:

	2008	2007
Customer A	44.3%	—
Customer B	35.8%	—
Customer C	—	35.8%
Customer D	—	22.9%
Customer E	—	14.2%

Note 12 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate and engineering/operations staff. The Company incurred $78,000 of lease expense for this building during each of the years ended December 31, 2008 and 2007. At December 31, 2008, the Company owed Mr. Smith $32,500 for unpaid rent. No amount was due to Mr. Smith for rent at December 31, 2007.

During the year ended December 31, 2008, Mr. Smith loaned the Company $2,867,000 for working capital purposes. Interest on the loan at 8% amounted to $52,242 during the year ended December 31, 2008. During 2008, $903,469 of the loan and accrued interest was settled by the issuance of 1,129,336 shares of the Company’s Common Stock. At December 31, 2008, the balance due on the note, including accrued interest, was $2,015,772.

During the year ended December 31, 2008, another stockholder, who owns approximately 14% of the Company’s outstanding shares, loaned the Company $100,000 for working capital purposes. Interest on the loan at 8% amounted to $3,036. At December 31, 2008, the balance due on the note, including accrued interest, was $103,036.

During the year ended December 31, 2007, Mr. Smith loaned the Company $836,000 for working capital purposes, and expended $13,102 on behalf of the Company, and the Company repaid Mr. Smith $383,240. The balance of the loan, including unpaid rent of $45,500 and $21,814 of interest at 8%, amounted to $533,176, which was settled by the issuance of 1,066,352 shares of Common Stock to Mr. Smith during the year ended December 31, 2007.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 13 – Stock-Based Payments

On December 1, 2007, the Company adopted the 2007 Stock Option Plan (the “Plan”), under which the Compensation Committee of the Board of Directors (the “Committee”) may award grants of options to purchase up to 15,000,000 shares of the Company’s Common Stock to eligible employees, directors, and consultants, subject to exercise prices and vesting requirements determined by the Committee. The Board of Directors has reserved 15,000,000 shares of the Company’s Common Stock for issuance under the Plan. During the year ended December 31, 2008, the Company granted options to purchase 1,870,000 shares of the Company’s Common Stock to eligible employees at prices ranging from $0.80 to $1.75 per share. During the year ended December 31, 2007, the Company issued 9,800,000 shares of the Company’s Common Stock to eligible employees at $0.50 per share.

Using the Black-Scholes option pricing model, management has determined that the stock options granted in 2008 and 2007 had no value. Accordingly, no compensation cost or other expense was recorded for the stock options. The current value of a share of the Company’s Common Stock used in the Black-Scholes option pricing model was determined by an independent appraisal. The value per share as determined by the valuation was $0.16 and $0.08 per share as of December 31, 2008 and 2007, respectively.

The assumptions used and the weighted average calculated value of the stock options are as follows at December 31:

	2008	2007
Risk-free interest rate	2.2%	4.0%
Expected dividend yield	None	None
Expected life of options	5 years	5 years
Expected volatility rate	25%	25%
Weighted average fair value of options granted	$0.00	$0.00

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 13 – Stock-Based Payments (continued)

The following is an analysis of the options to purchase the Company’s Common Stock:

	Total Options	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term (In Years)
Total options outstanding at January 1, 2007	—	$—
Granted	9,800,000	0.50
Exercised	—	—
Lapsed and forfeited	—	—

Total options outstanding at December 31, 2007	9,800,000	$0.50	$—	9.9

Options vested and expected to vest at December 31, 2007	9,116,000	$0.50	$—	9.9

Options exercisable at December 31, 2007	9,116,000	$0.50	$—	9.9

Total options outstanding at January 1, 2008	9,800,000	$0.50
Granted	1,870,000	0.86
Exercised	—	—
Lapsed and forfeited	—	—

Total options outstanding at December 31, 2008	11,670,000	$0.56	$—	9.0

Options vested and expected to vest at December 31, 2008	9,649,998	$0.51	$—	8.9

Options exercisable at December 31, 2008	9,649,998	$0.51	$—	8.9

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 13 – Stock-Based Payments (continued)

The following is an analysis of nonvested options:

	Nonvested Options	Weighted Average Fair Value
Nonvested options at January 1, 2007	—	$—
Granted	9,800,000	—
Vested	(9,166,666)	—
Forfeited	—	—

Nonvested options at December 31, 2007	633,334	—
Granted	1,870,000	—
Vested	(533,332)	—
Forfeited	—	—

Nonvested options at December 31, 2008	1,970,002	$—

On June 6, 2007, the Company entered into an Agreement (the “2007 Agreement”) with Reduct NV to extend and amend the Exclusive License and Distribution Agreement dated August, 3, 2006. Pursuant to the 2007 Agreement, the Company granted Delta Networks Limited SA, a Luxembourg company, the 99% owner of Reduct NV, (“Delta”) warrants purchase 3,000,000 shares of the Company’s Common Stock at $0.50 per share until October 31, 2009.

On December 4, 2007, the Company granted warrants to purchase 100,000 shares of the Company’s Common Stock at $0.50 per share to a contractor. On February 6, 2008, the contractor exercised warrants to purchase 30,000 shares of the Company’s Common Stock, and the remaining warrants to purchase 70,000 shares of the Company’s Common Stock were cancelled.

On January 24, 2008, the Company granted warrants to purchase 87,545 shares of the Company’s Common Stock at $0.55 per share to contractors. The warrants expire on January 24, 2018.

On November 7, 2008, the Company granted warrants to purchase 250,000 shares of the Company’s Common Stock at $2.15 per share to a contractor. The warrants expire on November 7, 2018.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 13 – Stock-Based Payments (continued)

On December 18, 2008, pursuant to Amendment No. 3, the Company granted Delta warrants to purchase 500,000 shares of the Company’s Common Stock at the lesser of $3.00 per share, or 85% of the price per share of any of the Company’s Common Stock or Preferred Stock sold in any subsequent offering. The warrants expire on October 31, 2013.

Using the Black-Scholes option pricing model, management has determined that the warrants to purchase the Company’s Common Stock granted to non-employees in 2008 and 2007 have no value. Accordingly, no expense was recorded upon the grants of the warrants to purchase the Company’s Common Stock. The current value of a share of the Company’s Common Stock used in the Black-Scholes option pricing model was determined by an independent appraisal.

The assumptions used and the weighted average calculated value of the stock purchase rights are as follows for the year ended December 31:

	2008	2007
Risk-free interest rate	2.2%	4.0%
Expected dividend yield	None	None
Expected life of stock purchase rights	2 years	2 years
Expected volatility rate	25%	25%
Weighted average fair value of stock purchase rights and options granted	$0.00	$0.00

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 13 – Stock-Based Payments (continued)

The following is an analysis of the warrants to purchase the Company’s Common Stock. All warrants are vested.

	Total Options	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term (In Years)
Total warrants outstanding at January 1, 2007	—	$—
Granted	3,100,000	0.50
Exercised	—	—
Lapsed and forfeited	—	—

Total warrants outstanding at December 31, 2007	3,100,000	$0.50	$—	1.8

Warrants vested and expected to vest at December 31, 2007	3,100,000	$0.50	$—	1.8

Warrants exercisable at December 31, 2007	3,100,000	$0.50	$—	1.8

Total warrants outstanding at January 1, 2008	3,100,000	$0.50
Granted	837,545	2.49
Exercised	(30,000)	0.50
Lapsed and forfeited	(70,000)	0.50

Total warrants outstanding at December 31, 2008	3,837,545	$0.54	$—	2.1

Warrants vested and expected to vest at December 31, 2008	3,837,545	$0.54	$—	2.1

Warrants exercisable at December 31, 2008	3,837,545	$0.54	$—	2.1

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 14 – Subsequent Events

On January 9, 2009, the Company sold 50,000 shares of Common Stock and warrants to purchase 10,000 shares of the Company’s Common Stock for $1.00 per share. The warrants to purchase the Company’s Common Stock have an exercise price of $1.50 per share, and expire on January 9, 2014.

On January 30, 2009, the Company sold 200,000 shares of Common Stock and warrants to purchase 40,000 shares of the Company’s Common Stock for $1.00 per share. The warrants to purchase the Company’s Common Stock have an exercise price of $1.50 per share, and expire on January 30, 2014.

On January 30, 2009, the Company granted warrants to purchase 22,500 shares of the Company’s Common Stock at $0.55 to a contractor. The warrants expire on January 30, 2019.

On March 6, 2009, the Company granted David Vosbein, the Company’s President, warrants to purchase 2,000,000 shares of the Company’s Common Stock at $1.23 per share. Warrants to purchase 1,000,000 shares of the Company’s Common Stock were vested upon grant, and warrants to purchase the remaining shares vest over twelve months. The warrants expire ten years after the grant date.

On March 10, 2009, the Company issued 104,638 shares of the Common Stock and issued warrants to purchase 20,927 shares of Common Stock to a stockholder in settlement of a note payable of $104,638, including accrued interest. The warrants to purchase the Company’s Common Stock have an exercise price of $1.50 per share, and expire on March 10, 2014. Prior to the issuance of Common Stock, the stockholder owned approximately 14% of the Company’s outstanding shares of Common Stock.

On March 10, 2009, the Company, Delta, and Reduct entered into a Letter of Agreement to postpone the payment due to Reduct on March 15, 2009 to no later than April 12, 2009.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2008

Note 14 – Subsequent Events (continued)

On March 31, 2009, the Company, Delta, and Reduct entered into a Letter of Agreement (the “March 31, 2009 Agreement”) to change the terms of the Reduct License Agreement. Pursuant to the March 31, 2009 Agreement, the Company must make minimum purchases of Smart Probes™ of €6,000,000 during 2009. A payment on the minimum purchase requirement of $500,000 is due by May 15, 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A(T).  Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective at December 31, 2008.

We did not become aware of any material weaknesses or significant deficiencies in our internal control over financial reporting. However, during our evaluation, we became aware of matters that relate to internal control deficiencies that were of a lesser magnitude than significant deficiencies. These matters were: 1) lack of a formal accounting procedures manual; 2) lack of a disaster recovery plan; 3) lack of a formal code of ethics; and 4) lack of an audit committee of the board of directors.

Management believes that these matters are due to the small size of the Company’s administrative and accounting staff. Management is taking action in 2009 to improve these matters by 1) drafting a formal accounting procedures manual; 2) implementing a disaster recovery plan; 3) implementing a formal code of ethics; and 4) investigating the feasibility of creating an audit committee of the board of directors.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers, their ages and positions as of December 31, 2008, are set forth below. All of our directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors.

Name	Age	Position(s)

Mark A. Smith	54	Chairman of the Board of Directors and Chief Executive Officer

David Vosbein	67	President and Director

Linda M. Ward	55	Executive Vice President of Business Development

Thomas R. Oxenreiter	43	Chief Financial Officer, Secretary and Director

Richard Nieman	72	Executive Director of Corporate Development

Mark A. Smith has served as our Chairman of the Board and Chief Executive Officer since our inception in 2006. Prior to that, Mr. Smith was a founder of, and served as President and Chief Executive Officer from 1998 to 2005 and Chairman through 2006 of Underground Solutions, Inc. (“Underground Solutions”) (OTC BB: “UGSI”), an infrastructure technology company that developed pipeline technologies. Prior to his experiences with Underground Solutions, Mr. Smith was involved as a principal or investor in several construction, real estate and technology companies.

David Vosbein has served as our President since December 15, 2008. Prior to that, Mr. Vosbein was our Executive Vice President since November 3, 2008. Prior to joining the Company, Mr. Vosbein founded the Offshore Group, an independent oil and gas exploration and production company where he served as CEO since 2003. During that time, Mr. Vosbein also established a joint venture flexible pipe production plant in Changchun, China (Changchun Pipe Co.) and also founded Simulis, LLC, a licensor of patented technology and software tools providing Simulation-Based Assessment and Training Products for energy, healthcare and aviation industries. David Vosbein is Richard Nieman’s brother-in-law.

Linda M. Ward has served as our Executive Vice President of Business Development since our inception in 2006. Prior to that, from 2002 to 2006, Ms. Ward served as the Director of Business Development for Shaw Environmental & Infrastructure, Inc., which served as the environmental, science, engineering and construction division of The Shaw Group, Inc., a New York Stock Exchange listed company.

Thomas R. Oxenreiter, CPA has served as our Chief Financial Officer since February, 2008 and was appointed Secretary and Director after the Merger. Prior to that, Mr. Oxenreiter was a self-employed Certified Public Accountant and consultant from 2005 to 2008. Mr. Oxenreiter served in several capacities, including Controller, for UBICS, Inc. from 2002 to 2005. Prior to 2002, Mr. Oxenreiter worked for several years in public accounting and private industry.

Richard Nieman has served as our Executive Director of Corporate Development since our inception in 2006 and was appointed Director after the Merger. Prior to that, Mr. Nieman was a co-founder of Underground Solutions with Mr. Smith, our Chief Executive Officer, and served as Underground Solutions’ Executive Vice President of Marketing and Sales from 1998 until 2005. On November 3, Mr. Nieman resigned as a Director. Richard Nieman is David Vosbein’s brother-in-law.

Item 11.	Executive Compensation.

The following table sets forth a summary for the fiscal years ended December 31, 2008 and 2007 of the cash and non-cash compensation awarded, paid or accrued by GMSI to our Named Executive Officers. Prior to April 25, 2008, the Named Executive Officers were not employees of the Registrant. All currency amounts are expressed in U.S. dollars.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark A. Smith, Chairman of Board of Directors and Chief Executive Officer	2008 2007	291,026 246,155	— 360,000	— —	— —	— —	— —	10,400 —	301,426 596,155

Thomas R. Oxenreiter Chief Financial Officer	2008 2007	110,978 —	— —	— —	— —	— —	— —	9,900 —	120,878 —

David Vosbein, President	2008 2007	— —	— —	— —	— —	— —	— —	— —	— —

Richard Nieman, Director of Corporate Development	2008 2007	120,385 127,834	— —	— —	— —	— —	— —	— —	120,385 127,834

Linda M. Ward, Executive Vice President of Development	2008 2007	120,385 115,384	— —	— —	— —	— —	— —	— —	120,385 115,384

(1)	This column sets forth the amounts that the Company recognized as compensation expense in its financial statements for 2008 and 2007. The Company determines expense for grants of options to purchase shares of the Company’s Common Stock (“Stock Options”) under Statement of Financial Accounting Standards 123(R). Using the Black-Scholes option pricing model, management has determined that the Stock Options granted in 2008 and 2007 have no value.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the Named Executive Officers concerning equity awards granted by GMSI as of December 31, 2008. Prior to April 25, 2008 the Named Executive Officers were not employees of the Registrant.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price Per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Mark A. Smith	8,000,000	(1)	—		—	.50	12-01-2017	—	—	—	—

Richard Nieman	1,000,000	(2)	—		—	.50	12-01-2017	—	—	—	—

Linda M. Ward	233,333	(3)	116,667	(3)	—	.50	12-01-2017	—	—	—	—

Thomas R. Oxenreiter	33,333	(4)	66,667	(4)	—	.80	3-13-2018	—	—	—	—

(1)	Option to purchase 8,000,000 shares of Common Stock at $.50 per share granted December 1, 2007 vested on December 1, 2007, and expires on December 1, 2017.

(2)	Option to purchase 1,000,000 shares of Common Stock at $.50 per share granted December 1, 2007 vested December 1, 2007, and expires on December 1, 2017.

(3)	Option to purchase 350,000 shares of Common Stock at $.50 per share granted December 1, 2007 vests one-third on the grant date, one-third on December 1, 2008, and one-third on December 1, 2009. The option expires on December 1, 2017.

(4)	Option to purchase 100,000 shares of Common Stock at $0.80 per share granted March 13, 2008 vests one-third on March 13, 2009, one-third on March 13, 2010, and one-third on March 13, 2011. The option expires on March 13, 2018.

Director Compensation

Other than compensation of Named Executive Officers disclosed in the Summary Compensation Table, the Company did not pay any compensation to Directors.

Employment Agreements and Change in Control Arrangements

On December 1, 2007, GMSI entered into an Employment Agreement with Mark A. Smith, the Company’s Chairman and Chief Executive Officer (the “Smith Employment Agreement”). The Smith Employment Agreement provides for a base salary of $320,000 per year, plus certain expenses and employee benefits, and an annual bonus dependent upon the attainment of certain performance measures. The Smith Employment Agreement expires on November 30, 2010, after which it is automatically extended each day to the date one year from that day, unless either Mr. Smith or the Company terminate the automatic extension provision. Pursuant to the Smith Employment Agreement, Mr. Smith was awarded options to purchase 8,000,000 shares of GMSI’s common stock at an exercise price of $0.50 per share. Pursuant to the Merger Agreement, all options to purchase shares of GMSI’s common stock were converted to options to purchase shares of the Company’s Common Stock. The Smith Employment Agreement is filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 1, 2008.

Upon a change in control, as defined in the Smith Employment Agreement, and for six months thereafter, Mr. Smith may terminate the Smith Employment Agreement. Upon such termination, the Company must pay Mr. Smith a lump sum equal to Mr. Smith’s salary and target bonus on the date of termination for the remaining term of the Smith Employment Agreement. Also upon such termination, all equity awards granted by the Company to Mr. Smith immediately vest and remain exercisable for their original term, and all employee benefits remain in place for one year.

On December 1, 2007, GMSI entered into an Employment Agreement with Richard Nieman, the Company’s Director of Corporate Development (the “Nieman Employment Agreement”). The Nieman Employment Agreement provides for a base salary of $120,000 per year, plus certain expenses and employee benefits. Pursuant to the Nieman Employment Agreement, Mr. Nieman was awarded options to purchase 1,000,000 shares of the GMSI’s common stock at an exercise price of $0.50 per share. Pursuant to the Merger Agreement, all options to purchase shares of GMSI’s common stock were converted to options to purchase shares of the Company’s Common Stock. The Nieman Employment Agreement is filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on May 1, 2008.

Upon a change in control, as defined in the Nieman Employment Agreement, and for six months thereafter, Mr. Nieman may terminate the Nieman Employment Agreement. Upon such termination, the Company must pay Mr. Nieman a lump sum equal to Mr. Nieman’s salary on the date of termination for the remaining term of the Nieman Employment Agreement. Also upon such termination, all equity awards granted by the Company to Mr. Nieman immediately vest and remain exercisable for their original term, and all employee benefits remain in place for one year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of 5% Beneficial Owners, Directors and Management

Title of Class	Name and Address or Number in Group	Amount and Nature of Beneficial Ownership		Percentage of Class (%)
Common Stock	Anthony F. Hovey 1724 Plaza 600 Building 600 Stewart Street Seattle, WA 98101	3,450,565	(1)	14.3

Common Stock	George Y. Sayar 3655 Fallon Lakes Drive Jacksonville, FL 32277	1,600,000		6.6

Common Stock	Lynn Dixon 311 South State, #460 Salt Lake City, UT 84111	1,616,698		6.7

Common Stock	Thomas G. Kimble 311 South State, #460 Salt Lake City, UT 84111	1,400,000		5.8

Common Stock	Mark A. Smith 229 Howes Run Road Sarver, PA 16055	18,195,688	(2)	56.7

Common Stock	Richard Nieman 229 Howes Run Road Sarver, PA 16055	1,500,000	(3)	6.8

Common Stock	Linda M. Ward 229 Howes Run Road Sarver, PA 16055	233,333	(4)	1.0

Common Stock	Thomas R. Oxenreiter 229 Howes Run Road Sarver, PA 16055	33,333	(5)	*

Common Stock	David Vosbein 229 Howes Run Road Sarver, PA 16055	1,250,000	(6)	4.9

Common Stock	Delta Networks Limited SA Molenberglei 42 2627 Schelle, Belgium	3,500,000	(7)	12.7

Common Stock	All Executive Officers and Directors as a group (5 persons)	21,212,354	(2)(8)	61.3

*	Less than one percent.

(1)	Includes 20,927 shares of Common Stock issuable upon exercise of outstanding warrants within 60 days of April 15, 2009, held by Mr. Hovey.

(2)	Includes 10,195,688 shares of Common Stock owned jointly by Mr. Smith and his wife, and 8,000,000 shares of Common Stock issuable upon exercise of outstanding options within 60 days of April 15, 2009, held by Mr. Smith.

(3)	Includes 500,000 shares of Common Stock owned jointly by Mr. Nieman and his wife, and 1,000,000 shares of Common Stock issuable upon exercise of outstanding options within 60 days of April 15, 2009, held by Mr. Nieman.

(4)	Includes 233,333 shares of Common Stock issuable upon exercise of outstanding options within 60 days of April 15, 2009, held by Ms. Ward.

(5)	Includes 33,333 shares of Common Stock issuable upon exercise of outstanding options within 60 days of April 15, 2009, held by Mr. Oxenreiter.

(6)	Includes 1,250,000 shares of Common Stock issuable upon exercise of outstanding warrants within 60 days of April 15, 2009, held by Mr. Vosbein.

(7)	Includes 3,500,000 shares of Common Stock issuable upon exercise of outstanding warrants within 60 days of April 15, 2009, held by Delta Networks Limited SA.

(8)	Includes 10,516,667 shares of Common Stock issuable upon exercise of outstanding options and warrants within 60 days of April 15, 2009.

Item 13.	Certain Relationships and Related Transactions.

Transactions with Related Persons

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate and engineering/operations staff. The Company incurred $78,000 of lease expense for this building during each of the years ended December 31, 2008 and 2007. At December 31, 2008, the Company owed Mr. Smith $32,500 for unpaid rent. No amount was due to Mr. Smith for rent at December 31, 2007.

During the year ended December 31, 2008, Mr. Smith loaned the Company $2,867,000 for working capital purposes. Interest on the loan at 8% amounted to $52,242 during the year ended December 31, 2008. During 2008, $903,469 of the loan and accrued interest was settled by the issuance of 1,129,336 shares of the Company’s Common Stock. At December 31, 2008, the balance due on the note, including accrued interest, was $2,015,772.

During the year ended December 31, 2007, Mr. Smith loaned the Company $836,000 for working capital purposes, and expended $13,102 on behalf of the Company, and the Company repaid Mr. Smith $383,240. The balance of the loan, including unpaid rent of $45,500 and $21,814 of interest at 8%, amounted to $533,176, which was settled by the issuance of 1,066,352 shares of Common Stock to Mr. Smith during the year ended December 31, 2007.

Transactions with Control Persons

In conjunction with the Merger, the Company agreed to pay the Parent Stockholder legal fees in the amount of $35,000.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed to the Company by its principal accountants were as follows for the years ended December 31:

	2008	2007
Audit fees	$55,817	$6,575
Audit-related fees	32,504	—
Tax fees	9,520	300
Other fees	—	—

Total fees billed	$97,841	$6,875

Audit-related fees were fees incurred for accounting and auditing for Current Reports on Form 8-K filed on May 1, 2008 and a Registration Statement on Form S-1 filed on May 29, 2008, as amended, and for audits of a potential acquisition candidate.

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit	Document

2.1	Agreement and Plan of Merger by and among Kayenta Kreations, Inc., a Nevada Corporation, Kayenta Subsidiary Corp., a Delaware Corporation Geospatial Mapping Systems, Inc., a Delaware Corporation and Thomas G. Kimble, an individual dated March 25, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed March 25, 2008)

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed on April 23, 1996)

3.3	Amended Articles of Incorporation of Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 filed on May 29, 2008)

3.4	Bylaws of Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed on May 29, 2008)

3.5	Limited Liability Company Agreement of Geospatial Pipeline Services, LLC (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 filed on May 29, 2008)

4.1	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 filed on April 23, 1996)

10.1	Lease Agreement dated May 1, 2006 between Mark A Smith and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.2	Exclusive License and Distribution Agreement between Reduct NV and Geospatial Mapping Systems, Inc., dated as of August 3, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.3	Exclusive License and Distribution Extension Agreement between Reduct NV and Geospatial Mapping Systems, Inc., dated as of June 6, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.4	The Amendment No. 1 to the Reduct Exclusive License and Distribution Agreement between Reduct NV and Geospatial Mapping Systems, Inc., dated December 21, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.5	The Amendment No. 2 to the Reduct Exclusive License and Distribution Agreement between Reduct NV and Geospatial Mapping Systems, Inc., dated March 21, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.6	Letter Agreement Clarifying the Exclusive License and Distribution Agreement dated April 17, 2008 by Reduct NV to Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.7	Company Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.8	Employment Agreement dated December 1, 2007 between Mark A. Smith and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.9	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Mark A. Smith dated effective December 1, 2007 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.10	Agreement Not to Compete between Mark A. Smith and Geospatial Mapping Systems, Inc. dated effective December 1, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.11	Employment Agreement dated December 1, 2007 between Richard Nieman and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.12	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Richard Nieman dated effective December 1, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.13	Agreement Not to Compete between Richard Nieman and Geospatial Mapping Systems, Inc. dated effective December 1, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.14	Employment Agreement dated January 8, 2007 between Linda M. Ward and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.15	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Linda M. Ward dated effective December 1, 2007 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.16	Agreement Not to Compete between Linda M. Ward and Geospatial Mapping Systems, Inc. dated effective December 1, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.17	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Thomas R. Oxenreiter dated effective March 13, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.18	Agreement Not to Compete between Thomas R. Oxenreiter and Geospatial Mapping Systems, Inc. dated effective March 13, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.19	Distribution Agreement between Geospatial Mapping Systems, Inc. and HMIM, Inc., a company duly organized under the laws of Louisiana, dated December 19, 2007 (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.20	The Amendment No. 3 to the Reduct Exclusive License and Distribution Agreement between Reduct NV and Geospatial Holdings, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on February 10, 2008)

10.21	Employment Agreement dated March 6, 2009 between David Vosbein and Geospatial Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 12, 2009)

10.22	Agreement Not to Compete dated March 6, 2009 between David Vosbein and Geospatial Holdings, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed March 12, 2009)

10.23	Warrant No. 1 Issued on March 6, 2009 to David Vosbein (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed March 12, 2009)

10.24	Letter of Agreement dated March 10, 2009 among Geospatial Holdings, Inc., Geospatial Mapping Systems, Inc., Reduct NV, and Delta Networks Limited SA *

10.25	Letter of Agreement dated March 31, 2009 among Geospatial Holdings, Inc., Geospatial Mapping Systems, Inc., Reduct NV, and Delta Networks Limited SA *

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 filed on May 29, 2008)

31.1	Certification of Mark A. Smith Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Thomas R. Oxenreiter Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Geospatial Holdings, Inc.
(Registrant)

Date: April 15, 2009	By:	/s/ Mark A. Smith
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 15, 2009:

Signature	Title

/s/ Mark A. Smith Mark A. Smith	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas R. Oxenreiter Thomas R. Oxenreiter	Chief Financial Officer and Director (Principal Financial Officer)

/s/ David C. Vosbein David C. Vosbein	President and Director