Form 10-Q
period 2009-03-31
GEOSPATIAL HOLDINGS, INC.
filed 2009-05-15
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

The number of $.001 par value common shares outstanding at May 12, 2009: 24,114,444.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOSPATIAL HOLDINGS, INC.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,400	$42,793
Accounts receivable, net of allowance for doubtful accounts of $10,000 at March 31, 2009 and December 31, 2008	40,626	51,271
Unbilled accounts receivable	2,300	—
Costs and estimated earnings in excess of billings on uncompleted contracts	12,448	11,479
Notes receivable	369,033	361,612
Prepaid expenses	125,860	188,358

Total current assets	562,667	655,513

Property and equipment:
Field equipment	905,635	905,635
Office equipment	103,102	99,616
Vehicles	17,530	17,530

Total property and equipment	1,026,267	1,022,781
Less: accumulated depreciation	(368,275)	(330,209)

Net property and equipment	657,992	692,572

Other assets:
License fees	1,367,000	1,367,000

Total assets	$2,587,659	$2,715,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$773,482	$710,493
Accrued expenses	206,172	105,168
Billings in excess of costs and estimated earnings on uncompleted contracts	17,552	25,159
Due to stockholder	—	32,500
Notes payable to stockholders	2,501,949	2,118,808

Total current liabilities	3,499,155	2,992,128

Stockholders’ equity:
Preferred Stock, $.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at March 31, 2009 or December 31, 2008	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized at March 31, 2009 and December 31, 2008; 24,114,444 and 23,759,806 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	24,114	23,760
Additional paid-in capital	7,624,895	7,270,611
Accumulated deficit	(8,560,505)	(7,571,414)

Total stockholders’ equity	(911,496)	(277,043)

Total liabilities and stockholders’ equity (deficit)	$2,587,659	$2,715,085

* Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Sales	$70,193	$947,540
Cost of sales	107,057	294,437

Gross profit	(36,864)	653,103

Selling, general and administrative expenses	914,512	549,469

Loss from operations	(951,376)	103,634

Other income (expense):
Interest income	7,448	3,307
Interest expense	(46,446)	(3,570)
Other income	1,283	—
Gain (loss) on foreign currency exchange	—	(174,211)

Total other income (expenses)	(37,715)	(174,474)

Net loss before income taxes	(989,091)	(70,840)

Provision for (benefit from) income taxes	—	—

Net loss	$(989,091)	$(70,840)

Basic and fully-diluted net loss per share of Common Stock	$(0.04)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Three Months Ended March 31, 2009

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008	—	$—	23,759,806	$23,760	$7,270,611	$(7,571,414)	$(277,043)

Issuance of Common Stock for cash at $1.00 per share	—	—	250,000	250	249,750	—	250,000

Issuance of Common Stock in settlement of note at $1.00 per share	—	—	104,638	104	104,534	—	104,638

Net loss for the three months ended March 31, 2009	—	—	—	—	—	(989,091)	(989,091)

Balance, March 31, 2009	—	$—	24,114,444	$24,114	$7,624,895	$(8,560,505)	$(911,496)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(989,091)	$(70,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,066	37,119
Rent expensed through increase in due to stockholder	19,500	—
Accrued interest receivable	(7,421)	(3,279)
Accrued interest payable	45,780	—
Liabilities settled by issuance of Common Stock	—	3,469
Changes in operating assets and liabilities:
Accounts receivable	10,645	(921,560)
Unbilled accounts receivable	(2,300)	(4,874)
Costs and estimated earnings in excess of billings on uncompleted contracts	(969)	(26,900)
Prepaid expenses	62,497	(203,343)
Accounts payable	62,989	(41,875)
Accrued expenses	101,004	(7,122)
Billings in excess of costs and estimated earnings on contracts in progress	(7,607)	44,475

Net cash used in operating activities	(666,907)	(1,194,730)

Cash flows from investing activities:
Purchase of property and equipment	(3,486)	(34,812)
Deposit on equipment	—	(608,410)
Notes receivable issued	—	(66,000)

Net cash used in investing activities	(3,486)	(709,222)

Cash flows from financing activities:
Issuance of Common Stock	250,000	1,215,000
Net borrowings from stockholders	390,000	900,000

Net cash provided by financing activities	640,000	2,115,000

Net change in cash and cash equivalents	(30,393)	211,048

Cash and cash equivalents at beginning of period	42,793	183,448

Cash and cash equivalents at end of period	$12,400	$394,496

Supplemental disclosures:
Cash paid during period for interest	$666	$101
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of Common Stock in settlement of liabilities	104,639	903,469
Issuance of stock subscription receivable	—	50,000
Reclassification of due to stockholder to note payable to stockholder	50,000	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2009

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

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and regulations contained in the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2009 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2008. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Note 3 – Accounts Receivable

Accounts receivable consisted of the following at March 31, 2009:

Billed:
Completed contracts	$17,932
Contracts in progress	32,694

50,626

Less: allowance for doubtful accounts	(10,000)

40,626

Unbilled	2,300

$42,926

Note 4 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at March 31, 2009:

Costs incurred on uncompleted contracts	$96,961
Estimated earnings	55,399

152,360

Billings to date	(157,464)

$(5,104)

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$12,448
Billings in excess of costs and estimated earnings on uncompleted contracts	(17,552)

$(5,104)

Note 5 – Backlog

The following schedule summarizes changes in backlog on fixed-price contracts during the three months ended March 31, 2009. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at quarter end, and from contractual agreements on which work has not yet begun.

Backlog balance at December 31, 2008	$838,627
New contracts awarded during the period	148,506
Contract adjustments	(27,849)

959,284

Less: contract revenue earned during the period	(70,193)

Backlog balance at March 31, 2009	$889,091

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2009

Note 6 – Related Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate and engineering/operations staff. The Company incurred $19,500 of lease expense for this building during the three months ended September 30, 2008.

At December 31, 2008, notes payable by the Company to Mr. Smith for advances to the Company were $2,015,772. During the three months ended March 31, 2009, Mr. Smith loaned the Company $457,000, including unpaid rent, for working capital purposes. Interest on the loan at 8% amounted to $44,177 during the three months ended March 31, 2009. At March 31, 2009, the balance due on the note, including accrued interest, was $2,501,949.

During 2008 another stockholder, who owns approximately 14% of the Company’s outstanding Common Stock, loaned the Company $100,000 for working capital purposes. Interest on the loan at 8% amounted to $1,603 during the three months ended March 31, 2009. On March 10, 2009, the balance due on the note of $104,638 was converted to 104,638 shares of the Company’s Common Stock and warrants to purchase 20,927 shares of the Company’s Common Stock at $1.50 per share, exercisable for ten years.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2009

Note 7 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	For the Three Months Ended March 31,
	2009	2008
Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:

Federal	(310,364)	(2,517)

State	(98,528)	(799)

	(408,892)	(3,316)

Total income taxes	(408,892)	(3,316)

Less: valuation allowance	408,892	3,316

Net income taxes	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	For the Three Months Ended March 31,
	2009	2008
Federal statutory rate	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5
Valuation allowance	(41.5)	(41.5)

Effective rate	0.0%	0.0%

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2009

Note 7 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below as of March 31, 2009 and 2008. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

	As of March 31,
	2009	2008
Start-up costs	$103,867	$129,476
License fees	(59,882)	(22,062)
Depreciation	(86,449)	(68,249)
Allowance for doubtful accounts	4,150	4,150
Unrealized foreign currency losses	—	103,331
Uncompleted contracts	(21,179)	—
Net operating loss carryforward	3,469,192	1,119,366

Deferred income taxes	3,409,699	1,266,012

Less: valuation allowance	(3,409,699)	(1,266,012)

Net deferred income taxes	$—	$—

At March 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $8,359,000. The federal and state net operating loss carryforwards expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Note 8 – Commitments and Contingencies

On March 31, 2009, the Company entered into a Letter of Agreement with Delta Networks, SA and Reduct NV to change the terms of the Company’s Exclusive License and Distribution Agreement dated August 3, 2006. Pursuant to the Letter of Agreement, the Company must make minimum purchases of Smart Probes™ of €6,000,000 during 2009. A payment on the minimum purchase requirement of $500,000 is due by June 1, 2009.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2009

Note 9 – Stock-Based Payments

During the three months ended March 31, 2009, the Company granted options to purchase 50,000 shares of the Company’s Common Stock to an eligible employee under the 2007 Stock Option Plan, and options to purchase 50,000 shares of the Company’s Common Stock under the 2007 Stock Option Plan were forfeited.

During the three months ended March 31, 2009, the Company granted warrants to purchase 70,927 shares of the Company’s Common Stock at $1.50 for five years to certain stockholders in connection with the sale of Common Stock. No expense was recognized upon the grant of these warrants.

On January 30, 2009, the Company granted warrants to purchase 22,500 shares of the Company’s Common Stock at $0.55 for ten years to a contractor in settlement of contractual obligations. No expense was recognized upon the grant of these warrants.

On March 6, 2009, the Company granted warrants to purchase 2,000,000 shares of the Company’s Common Stock at $1.23 for ten years to the Company’s President. Warrants to purchase 1,000,000 shares of the Company’s Common Stock vested immediately upon the grant, and the balance vest over twelve months. No expense was recognized upon the grant of these warrants.

Note 10 – Net Loss Per Share of Common Stock

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential Common Stock had been converted to Common Stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31,
	2009	2008
Net loss	$(989,091)	$(70,840)

Divided by:
Weighted average shares outstanding	23,962,555	18,233,499

Basic and fully-diluted net loss per share	$(0.04)	$(0.00)

The effects of options to purchase 11,570,000 shares of Common Stock, and rights to purchase 5,930,972 shares of Common Stock were not included in the computation of diluted earnings per share because the effect of their conversion would be antidilutive.

ITEM 2:	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2008, filed with our Annual Report on Form 10-K on April 15, 2009, and our financial statements and notes thereto as of and for the three months ended March 31, 2009, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

At March 31, 2009, we had current assets of $562,667, and current liabilities of $3,499,155.

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

Sales were $70,193 for the three months ended March 31, 2009, compared to $947,540 for the three months ended March 31, 2008. Cost of sales was $107,057 for the three months ended March 31, 2009, compared to $294,437 for the three months ended March 31, 2008. Our sales and cost of sales decreased in 2009 due to a decrease in demand for our services. We expect sales and cost of sales to fluctuate as our business reaches maturity.

Selling, general and administrative (“SG&A”) expenses include all costs that are not directly associated with our revenue-generating activities. SG&A expenses include payroll costs for sales, administrative, and technical personnel, sales and marketing costs, corporate costs, and facilities costs. SG&A expenses were $914,512 three months ended March 31, 2009, compared to $549,469 for the three months ended March 31, 2008. The increase was primarily due to the expansion of our sales and administrative staff and facilities in 2009, and marketing costs associated with an advertising campaign in 2009.

Other income and expenses include interest income, interest expense, non-business income and expenses, and gains or losses on foreign currency exchange. Other income and expense for the three months ended March 31, 2009 was a net expense of $37,715, which included interest income of $7,448, interest expense of $46,446, and other income of $1,283. Other income and expense for the three months ended March 31, 2008 was a net expense of $174,211, which included interest income of $3,307, interest expense of $3,570, and a loss on foreign currency exchange of $174,474. The increase in interest expense in 2009 is due to the increase in notes payable to stockholders. The decrease in losses on foreign currency exchange from 2008 to 2009 is because the Company had no liabilities to be settled in foreign currency in 2009.

We had no net benefit from income taxes, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2009.

Application of Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions which, in our opinion, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include:

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

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At March 31, 2009, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At March 31, 2009, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

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

Our transactions with Reduct NV are denominated in Euros. At March 31, 2009, we had no liabilities denominated in Euros.

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

PART II – OTHER INFORMATION

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

Geospatial Holdings, Inc.
(Registrant)

Date: May 15, 2009	By:	/s/ Mark A. Smith
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

	By:	/s/ Thomas R. Oxenreiter
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer