Form 10-K/A
period 2008-12-31
GEOSPATIAL HOLDINGS, INC.
filed 2009-08-14
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

We are filing this Form 10-K/A in response to a comment letter received from the Securities and Exchange Commission (the “Commission”) on June 10, 2009 regarding the Form 10-K filed with the Commission on April 15, 2009. We are making revisions to the following sections: “Front Cover Page,” “Controls and Procedures,” “Exhibit 31.1,” and “Exhibit 31.2.”

This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made to modify or update disclosures in the original Form 10-K except as noted above. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures, and information not affected by this amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC. In particular, any forward-looking statements included in this form 10-K/A represent management’s view as of the filing date of the Form 10-K.

Accordingly, this amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing date of the original Form 10-K.

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

Item 9A(T).  Controls and Procedures.

Evaluation of Controls and Procedures

As of December 31, 2008, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the Commission’s rules and forms. This includes controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes to Internal Controls over Financial Reporting

There was no significant change in the Company’s internal controls over financial reporting that occurred during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit	Document

2.1	Agreement and Plan of Merger by and among Kayenta Kreations, Inc., a Nevada Corporation, Kayenta Subsidiary Corp., a Delaware Corporation Geospatial Mapping Systems, Inc., a Delaware Corporation and Thomas G. Kimble, an individual dated March 25, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed March 25, 2008)

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed on April 23, 1996)

3.3	Amended Articles of Incorporation of Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 filed on May 29, 2008)

3.4	Bylaws of Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed on May 29, 2008)

3.5	Limited Liability Company Agreement of Geospatial Pipeline Services, LLC (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 filed on May 29, 2008)

4.1	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 filed on April 23, 1996)

10.1	Lease Agreement dated May 1, 2006 between Mark A Smith and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.2	Exclusive License and Distribution Agreement between Reduct NV and Geospatial Mapping Systems, Inc., dated as of August 3, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.3	Exclusive License and Distribution Extension Agreement between Reduct NV and Geospatial Mapping Systems, Inc., dated as of June 6, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.4	The Amendment No. 1 to the Reduct Exclusive License and Distribution Agreement between Reduct NV and Geospatial Mapping Systems, Inc., dated December 21, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.5	The Amendment No. 2 to the Reduct Exclusive License and Distribution Agreement between Reduct NV and Geospatial Mapping Systems, Inc., dated March 21, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.6	Letter Agreement Clarifying the Exclusive License and Distribution Agreement dated April 17, 2008 by Reduct NV to Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.7	Company Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.8	Employment Agreement dated December 1, 2007 between Mark A. Smith and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.9	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Mark A. Smith dated effective December 1, 2007 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.10	Agreement Not to Compete between Mark A. Smith and Geospatial Mapping Systems, Inc. dated effective December 1, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.11	Employment Agreement dated December 1, 2007 between Richard Nieman and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.12	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Richard Nieman dated effective December 1, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.13	Agreement Not to Compete between Richard Nieman and Geospatial Mapping Systems, Inc. dated effective December 1, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.14	Employment Agreement dated January 8, 2007 between Linda M. Ward and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.15	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Linda M. Ward dated effective December 1, 2007 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.16	Agreement Not to Compete between Linda M. Ward and Geospatial Mapping Systems, Inc. dated effective December 1, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.17	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Thomas R. Oxenreiter dated effective March 13, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.18	Agreement Not to Compete between Thomas R. Oxenreiter and Geospatial Mapping Systems, Inc. dated effective March 13, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.19	Distribution Agreement between Geospatial Mapping Systems, Inc. and HMIM, Inc., a company duly organized under the laws of Louisiana, dated December 19, 2007 (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.20	The Amendment No. 3 to the Reduct Exclusive License and Distribution Agreement between Reduct NV and Geospatial Holdings, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on February 10, 2008)

10.21	Employment Agreement dated March 6, 2009 between David Vosbein and Geospatial Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 12, 2009)

10.22	Agreement Not to Compete dated March 6, 2009 between David Vosbein and Geospatial Holdings, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed March 12, 2009)

10.23	Warrant No. 1 Issued on March 6, 2009 to David Vosbein (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed March 12, 2009)

10.24	Letter of Agreement dated March 10, 2009 among Geospatial Holdings, Inc., Geospatial Mapping Systems, Inc., Reduct NV, and Delta Networks Limited SA (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report Form 10-K filed April 15, 2009)

10.25	Letter of Agreement dated March 31, 2009 among Geospatial Holdings, Inc., Geospatial Mapping Systems, Inc., Reduct NV, and Delta Networks Limited SA (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report Form 10-K filed April 15, 2009)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 filed on May 29, 2008)

31.1	Certification of Mark A. Smith Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Thomas R. Oxenreiter Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Geospatial Holdings, Inc.
(Registrant)

Date: August 14, 2009	By:	/s/ Mark A. Smith
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of August 14, 2009:

Signature	Title

/s/ Mark A. Smith Mark A. Smith	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas R. Oxenreiter Thomas R. Oxenreiter	Chief Financial Officer and Director (Principal Financial Officer)

/s/ David C. Vosbein David C. Vosbein	President and Director