Form 10-Q/A
period 2009-03-31
GEOSPATIAL HOLDINGS, INC.
filed 2009-08-14
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

We are filing this Form 10-Q/A in response to a comment letter received from the Securities and Exchange Commission (the “Commission”) on June 10, 2009 regarding the Form 10-Q filed with the Commission on May 15, 2009. We are making revisions to the following sections: “Front Cover Page,” “Controls and Procedures,” “Exhibit 31.1,” and “Exhibit 31.2”.

This Form 10-Q/A continues to speak as of the date of the Form 10-Q and no attempt has been made to modify or update disclosures in the original Form 10-Q except as noted above. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures, and information not affected by this amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Form 10-Q.

Accordingly, this amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing date of the original Form 10-Q.

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

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2009

Note 6 – Related Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate and engineering/operations staff. The Company incurred $19,500 of lease expense for this building during the three months ended March 31, 2009.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the Commission’s rules and forms. This includes controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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