Form 10-Q
period 2009-06-30
GEOSPATIAL HOLDINGS, INC.
filed 2009-08-14
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    YES  ☐    NO  ☒

The number of $.001 par value common shares outstanding at August 4, 2009: 25,729,444.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOSPATIAL HOLDINGS, INC.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008*
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$27,491	$42,793
Accounts receivable, net of allowance for doubtful accounts of $10,000 at June 30, 2009 and December 31, 2008	70,639	51,271
Costs and estimated earnings in excess of billings on uncompleted contracts	39,309	11,479
Notes receivable	382,047	361,612
Prepaid expenses	195,513	188,358

Total current assets	714,999	655,513

Property and equipment:
Field equipment	915,304	905,635
Office equipment	103,102	99,616
Vehicles	17,530	17,530

Total property and equipment	1,035,936	1,022,781
Less: accumulated depreciation	(406,565)	(330,209)

Net property and equipment	629,371	692,572

Other assets:
License fees	1,367,000	1,367,000
Deposit on equipment	100,000	—

Total other assets	1,467,000	1,367,000

Total assets	$2,811,370	$2,715,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$850,191	$710,493
Accrued expenses	638,303	105,168
Billings in excess of costs and estimated earnings on uncompleted contracts	10,709	25,159
Due to stockholder	19,500	32,500
Notes payable to stockholders	2,883,705	2,118,808

Total current liabilities	4,402,408	2,992,128

Stockholders’ equity (deficit):
Preferred Stock, $.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at June 30, 2009 or December 31, 2008	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized at March 31, 2009 and December 31, 2008; 24,919,444 and 23,759,806 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	24,919	23,760
Additional paid-in capital	8,026,590	7,270,611
Accumulated deficit	(9,642,547)	(7,571,414)

Total stockholders’ equity (deficit)	(1,591,038)	(277,043)

Total liabilities and stockholders’ equity (deficit)	$2,811,370	$2,715,085

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Sales	$186,286	$366,888	$256,479	$1,314,428
Cost of sales	174,327	132,648	281,384	427,085

Gross profit	11,959	234,240	(24,905)	887,343

Selling, general and administrative expenses	1,047,296	1,676,167	1,961,808	2,225,636

Loss from operations	(1,035,337)	(1,441,927)	(1,986,713)	(1,338,293)

Other income (expense):
Interest income	7,587	4,654	15,035	7,961
Interest expense	(54,342)	(2,774)	(100,788)	(6,344)
Other income	50	171	1,333	171
Gain (loss) on foreign currency exchange	—	10,762	—	(163,449)

Total other income and expenses	(46,705)	12,813	(84,420)	(161,661)

Net loss before income taxes	(1,082,042)	(1,429,114)	(2,071,133)	(1,499,954)

Provision for (benefit from) income taxes	—	—	—	—

Net loss	$(1,082,042)	$(1,429,114)	$(2,071,133)	$(1,499,954)

Basic and fully-diluted net loss per share of Common Stock	$(0.04)	$(0.06)	$(0.09)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2009

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance, December 31, 2008	—	$—	23,759,806	$23,760	$7,270,611	$(7,571,414)	$(277,043)
Issuance of Common Stock for cash at $1.00 per share	—	—	250,000	250	249,750	—	250,000
Issuance of Common Stock for cash at $0.50 per share	—	—	805,000	805	401,695	—	402,500
Issuance of Common Stock in settlement of note at $1.00 per share	—	—	104,638	104	104,534	—	104,638
Net loss for the six months ended
June 30, 2009	—	—	—	—	—	(2,071,133)	(2,071,133)

Balance, June 30, 2009	—	$—	24,919,444	$24,919	$8,026,590	$(9,642,547)	$(1,591,038)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,071,133)	$(1,499,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76,356	74,989
Rent expensed through increase in due to stockholder	39,000	—
Accrued interest receivable	(14,989)	(7,893)
Accrued interest payable	99,535	5,507
Issuance of Common Stock for reverse acquisition	—	316,226
Changes in operating assets and liabilities:
Accounts receivable	(19,368)	(80,580)
Costs and estimated earnings in excess of billings on uncompleted contracts	(27,830)	(4,493)
Prepaid expenses	(7,155)	(46,058)
Accounts payable	139,698	382,788
Accrued expenses	533,135	65,326
Billings in excess of costs and estimated earnings on contracts in progress	(14,450)	4,843

Net cash used in operating activities	(1,267,201)	(789,299)

Cash flows from investing activities:
Purchase of property and equipment	(13,155)	(34,811)
Deposit on equipment	(100,000)	(1,545,740)
Notes receivable issued	(5,446)	(155,000)

Net cash used in investing activities	(118,601)	(1,735,551)

Cash flows from financing activities:
Proceeds from sale of Common Stock	652,500	1,215,000
Net borrowings from stockholders	718,000	1,200,000
Payments on stock subscriptions	—	50,000

Net cash provided by financing activities	1,370,500	2,465,000

Net change in cash and cash equivalents	(15,302)	(59,850)

Cash and cash equivalents at beginning of period	42,793	183,448

Cash and cash equivalents at end of period	$27,491	$123,598

Supplemental disclosures:
Cash paid during period for interest		$819
Cash paid during period for income taxes		—
Non-cash transactions:
Issuance of Common Stock in settlement of liabilities	104,639	903,469
Issuance of Common Stock for reverse acquisition	—	316,226
Reclassification of due to stockholder to note payable to stockholder	52,000	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2009

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

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and regulations contained in the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2009 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2008. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

June 30, 2009

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

Note 3 – Accounts Receivable

Accounts receivable consisted of the following at June 30, 2009:

Billed:
Completed contracts	$36,158
Contracts in progress	44,481

80,639

Less: allowance for doubtful accounts	(10,000)

$70,639

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2009

Note 4 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at June 30, 2009:

Costs incurred on uncompleted contracts	$143,712
Estimated earnings	56,876

200,588
Billings to date	(171,988)

$28,600

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$39,309
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,709)

$28,600

Note 5 – Backlog

The following schedule summarizes changes in backlog on fixed-price contracts during the three and six months ended June 30, 2009. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at quarter end, and from contractual agreements on which work has not yet begun.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Backlog balance at beginning of the period	$889,092	$838,627
New contracts awarded during period	291,950	440,456
Contract adjustments	—	(27,849)

	1,181,042	1,251,234
Less: contract revenue earned during the period	(185,912)	(256,104)

Backlog balance at June 30, 2009	$995,130	$995,130

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2009

Note 6 – Related Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate and engineering/operations staff. The Company incurred $39,000 of lease expense for this building during the six months ended June 30, 2009.

At December 31, 2008, notes payable by the Company to Mr. Smith for advances to the Company were $2,015,772. During the six months ended June 30, 2009, Mr. Smith loaned the Company $772,700, including unpaid rent, for working capital purposes. Interest on the loan at 8% amounted to $97,932 during the six months ended June 30, 2009. At June 30, 2009, the balance due on the note, including accrued interest, was $2,883,704.

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

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2009

Note 7 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—

	—	—	—	—

Deferred:
Federal	339,514	368,361	649,878	370,876
State	107,782	116,963	206,310	117,762

	447,296	485,324	856,188	488,638

Total income taxes	447,296	485,324	856,188	488,638
Less: valuation allowance	(447,296)	(485,324)	(856,188)	(488,638)

Net income taxes	$—	$—	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5	6.5	6.5
Valuation allowance	(41.5)	(41.5)	(41.5)	(41.5)

Effective rate	0.0%	0.0%	0.0%	0.0%

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2009

Note 7 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below as of June 30, 2009 and 2008. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

	As of June 30,
	2009	2008
Start-up costs	$101,408	$111,242
License fees	(69,337)	(31,517)
Depreciation	(90,921)	(72,822)
Allowance for doubtful accounts	4,150	4,150
Unrealized foreign currency losses	—	53,124
Uncompleted contracts	(23,604)	(194,799)
Net operating loss carryforward	3,935,299	1,881,958

Deferred income taxes	3,856,995	1,751,336

Less: valuation allowance	(3,856,995)	(1,751,336)

Net deferred income taxes	$—	$—

At June 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $9,483,000. The federal and state net operating loss carryforwards expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Note 8 – Commitments and Contingencies

On March 31, 2009, the Company entered into a Letter of Agreement with Delta Networks, SA (“Delta”) and Reduct NV (“Reduct”) to change the terms of the Company’s Exclusive License and Distribution Agreement dated August 3, 2006. Pursuant to the Letter of Agreement, the Company must make minimum purchases of Smart Probes™ of €6,000,000 during 2009. A payment on the minimum purchase requirement of $500,000 was due by June 1, 2009. The Company made payments towards the minimum purchase requirements totaling $100,000 in June 2009. The Company, Delta, and Reduct are currently in negotiations regarding a restructuring of the Company’s payment obligations.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2009

Note 9 – Stock-Based Payments

During the six months ended June 30, 2009, the Company granted options to purchase 250,000 shares of the Company’s Common Stock to eligible employees under the 2007 Stock Option Plan, and options to purchase 50,000 shares of the Company’s Common Stock under the 2007 Stock Option Plan were forfeited.

During the six months ended June 30, 2009, the Company granted warrants to purchase 70,927 shares of the Company’s Common Stock at $1.50 for five years to certain stockholders in connection with the sale of Common Stock. No expense was recognized upon the grant of these warrants.

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

Note 10 – Net Loss Per Share of Common Stock

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential Common Stock had been converted to Common Stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(1,082,042)	$(1,429,114)	$(2,071,133)	$(1,499,954)
Divided by:
Weighted average shares outstanding	24,395,598	22,747,274	24,180,273	20,490,387

Basic and fully-diluted net loss per share	$(0.04)	$(0.06)	$(0.09)	$(0.07)

The effects of options to purchase 11,770,000 shares of Common Stock, and rights to purchase 5,930,972 shares of Common Stock were not included in the computation of diluted earnings per share because the effect of their conversion would be antidilutive.

ITEM 2:	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2008, filed with our Annual Report on Form 10-K on April 15, 2009, and our financial statements and notes thereto as of and for the three and six months ended June 30, 2009, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

At June 30, 2009, we had current assets of $714,999, and current liabilities of $4,402,408.

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

Pursuant to the Letter of Agreement dated March 31, 2009, the Company must make minimum purchases of Smart Probes™ of €6,000,000 during 2009. A payment on the minimum purchase requirement of $500,000 was due by June 1, 2009. The Company made payments towards the minimum purchase requirements totaling $100,000 in June 2009. The Company, Delta, and Reduct are currently in negotiations regarding a restructuring of the Company’s payment obligations.

The initial target closing date for the Acquisition was June 15, 2009, but that date may be extended for up to three successive three-month periods until March 15, 2010 (the “Reduct Closing”) and has been extended for the first three-month period. For each three-month extension, we are required to make a payment to or minimum purchases from Reduct in an amount of €1.5 million. We have not yet made any such payments or purchases.

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

Sales were $186,286 and $256,479 for the three and six months ended June 30, 2009, respectively, compared to $366,888 and $1,314,428 for the three and six months ended June 30, 2008, respectively. Cost of sales was $174,327 and $281,384 for the three and six months ended June 30, 2009, respectively, compared to $132,648 and $427,085 for the three and six months ended June 30, 2008, respectively. Our sales and cost of sales decreased in 2009 due to a decrease in demand for our services. Cost of sales as a percentage of sales increased in 2009 as we had less sales revenue to offset the fixed component of our cost of sales. We expect sales and cost of sales to fluctuate as our business reaches maturity.

Selling, general and administrative (“SG&A”) expenses include all costs that are not directly associated with our revenue-generating activities. SG&A expenses include payroll costs for sales, administrative, and technical personnel, sales and marketing costs, corporate costs, and facilities costs. SG&A expenses were $1,047,296 and $1,961,808 for the three and six months ended June 30, 2009, respectively, compared to $1,676,167 and $2,225,363 for the three and six months ended June 30, 2008, respectively. The decreases in 2009 were primarily due to legal, accounting and other expenses incurred in 2008 related to the acquisition of Kayenta and the subsequent filing of a Registration Statement under the Securities Act of 1933, as amended, for a portion of our shares. These decreases in expense were partially offset by increased expenses resulting from the expansion of our sales and administrative staff and facilities in 2009, and marketing costs associated with an advertising campaign in 2009.

Other income and expenses include interest income, interest expense, non-business income and expenses, and gains or losses on foreign currency exchange. Other income and expense for the three and six months ended June 30, 2009 was a net expense of $46,705 and $84,420, respectively, which included interest income of $7,587 and $15,035, respectively, interest expense of $54,342 and $100,788, respectively, and other income of $50 and $1,333, respectively. Other income and expense for the three and six months ended June 30, 2008 was a net income of $12,813 and a net expense of $161,661, respectively, which included interest income of $4,654 and $7,961, respectively, interest expense of $2,774 and $6,344, respectively, other income of $171 and $171, respectively, and a gain on foreign currency exchange of $10,762 and a loss on foreign currency exchange of $163,449, respectively. The increase in interest expense in 2009 is due to the increase in notes payable to stockholders. The decrease in losses on foreign currency exchange from 2008 to 2009 is because the Company had no liabilities to be settled in foreign currency in 2009.

We had no net benefit from income taxes, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2009.

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

The license rights have an indefinite useful life. Accordingly, the rights are not amortized under accounting principles generally accepted in the United States of America. We test the carrying value of the license rights annually for impairment, and review their useful life. Should the license rights be determined to be impaired, the value of the asset will be written down, and a loss recognized in the period in which the asset’s recorded value exceeds its fair value. In our review of the license rights for the year ended December 31, 2008, we determined that the value of the license rights was not impaired.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At June 30, 2009, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At June 30, 2009, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

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

Most of our transactions with Reduct NV are denominated in Euros. At June 30, 2009, we had no liabilities denominated in Euros.

Commodity Price Risk—Based on the nature of our business, we have no direct exposure to commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this quarterly report on Form 10-Q.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of June 30, 2009. There were no changes in our internal control over financial reporting during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.	SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2009, the Company sold 805,000 shares of Common Stock. Each share of Common Stock was sold at a price of $0.50 for a total of $402,500. The sales took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement and with a restriction on resale.

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