Form 10-K/A
period 2008-12-31
GEOSPATIAL HOLDINGS, INC.
filed 2009-10-09
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

We are filing this Amendment No. 2 to Form 10-K in response to comment letters received from the Securities and Exchange Commission (the “Commission”) on September 3, 2009 and September 11, 2009 regarding the Form 10-K filed with the Commission on April 15, 2009 and 10-K/A filed on August 14, 2009. We are making revisions to the following sections: “Front Cover Page,” “Risk Factors,” “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Sales of Unregistered Securities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Application of Critical Accounting Policies,” “Signatures,” “Exhibit 31.1,” “Exhibit 31.2.” “Exhibit 32.1,” and “Exhibit 32.2.”

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

Our independent auditor has expressed doubts about our ability to continue as a going concern.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our Common Stock and advances from our chief executive officer. At December 31, 2008 current liabilities exceed current assets by $2,336,615. Those factors as well as our commitments under the Reduct License Agreement create uncertainty about our ability to continue as a going concern.

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

Between May 7, 2009 and September 29, 2009 the Company sold 2,594,900 shares of Common Stock. Each share was sold at a price of $0.50 for a total of $1,297,450. The sales took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement and with a restriction on resale.

On September 1, 2009, the Company issued 115,025 shares of Common Stock to a vendor in exchange for services at $1.00 per share for a total of $115,025. The transaction took place in a private placement pursuant to the exemption from the regulation requirements of the Securities Act provided by Regulation D. The purchaser is an accredited investor and the Company conducted the private placement without any general solicitation or advertisement and with a restriction on resale.

Between October 1, 2009 and October 6, 2009 the Company sold 2,000,000 shares of Common Stock at $0.50 per share for an aggregate offering price of $1,000,000. The sales took place in private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement and with a restriction on resale.

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

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our Common Stock and advances from our chief executive officer. At December 31, 2008 current liabilities exceeded current assets by $2,336,615. Those factors as well as our commitments under the Reduct License Agreement raise doubts about our ability to continue as a going concern.

Management is continuing efforts to secure funds through financing and operations. The Company has retained Convertible Capital as its financial advisor and recently completed a sale of Common Stock with an aggregate sale price of $1,000,000, which will be used to fund general working capital needs. Separately, since May 7, 2009, the Company has sold Common Stock totaling $1,297,450 and converted $115,025 of liabilities to Common Stock. The Company is also investigating converting $2,000,000 of a note payable to our chief executive officer to Common Stock.

Furthermore, the Company is expanding into new marketing and sales channels. The Company has entered into a joint marketing agreement with a strategic partner and is exploring relationships with additional strategic partners to increase capital from operations.

The Company is continuing to negotiate with Reduct and Delta regarding our financial obligations under the Reduct License Agreement. It is possible that a formal extension agreement may be reached between the parties. However, the Company has also begun to market the probes to third-parties to meet the minimum purchase requirements under the Reduct License Agreement. We are able to continue our current business using the previously purchased probes. In addition, the Company is looking to diversify operations by identifying potential acquisitions of technology that would supplement the Reduct technology.

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

We use an independent valuation for our annual test for impairment. The valuation is based on a five-year projection of future cash flows, and is updated annually based on management’s projections.

In our review of the license rights for the year ended December 31, 2008, we determined that our future cash flows, on an undiscounted basis, are greater than our $1,367,000 investment in our intangible assets. If our current estimate of future cash flows from our license fees had been 10% lower, those cash flows would not have been less than the reported amount of intangible assets. If we had been required to recognize an impairment loss on our intangible assets, our liquidity and capital resources would not have been affected.

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

Geospatial Holdings, Inc.
(Registrant)

Date: October 9, 2009	By:	/s/ Mark A. Smith
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of October 9, 2009:

Signature	Title

/s/ Mark A. Smith Mark A. Smith	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas R. Oxenreiter Thomas R. Oxenreiter	Chief Financial Officer, Principal Accounting Officer and Director (Principal Financial Officer)

/s/ David C. Vosbein David C. Vosbein	President and Director