Form 10-Q/A
period 2009-03-31
GEOSPATIAL HOLDINGS, INC.
filed 2009-10-09
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

We are filing this Amendment No. 2 to Form 10-Q in response to a comment letter received from the Securities and Exchange Commission (the “Commission”) on September 3, 2009 regarding the Form 10-Q/A filed with the Commission on August 14, 2009. We are making revisions to the following sections: “Front Cover Page,” “Controls and Procedures,” “Exhibit 31.1,” “Exhibit 31.2,” “Exhibit 32.1” and “Exhibit 32.2.”

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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