Form 10-Q/A
period 2009-06-30
GEOSPATIAL HOLDINGS, INC.
filed 2009-10-09
CIK 1011395

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

Explanatory Note

We are filing this Form 10-Q/A in response to a comment letter received from the Securities and Exchange Commission (the “Commission”) on September 3, 2009 regarding the Form 10-Q filed with the Commission on August 14, 2009. We are making revisions to the following sections: “Front Cover Page,” “Controls and Procedures,” “Exhibit 31.1,” and “Exhibit 31.2”.

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