Form 10-Q
period 2009-09-30
GEOSPATIAL HOLDINGS, INC.
filed 2009-11-20
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2009

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

The number of $.001 par value common shares outstanding at November 13, 2009: 29,124,369.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOSPATIAL HOLDINGS, INC.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008*
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$51,255	$42,793
Accounts receivable, net of allowance for doubtful accounts of $10,000 at September 30, 2009 and December 31, 2008	195,583	51,271
Unbilled accounts receivable	11,064	—
Costs and estimated earnings in excess of billings on uncompleted contracts	58,843	11,479
Notes receivable	389,466	361,612
Prepaid expenses	167,624	188,358

Total current assets	873,835	655,513

Property and equipment:
Field equipment	924,786	905,635
Office equipment	103,102	99,616
Vehicles	17,530	17,530

Total property and equipment	1,045,418	1,022,781
Less: accumulated depreciation	(445,420)	(330,209)

Net property and equipment	599,998	692,572

Other assets:
License fees	1,367,000	1,367,000
Deposit on equipment	300,000	—

Total other assets	1,667,000	1,367,000

Total assets	$3,140,833	$2,715,085

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,258,577	$710,493
Accrued expenses	473,111	105,168
Billings in excess of costs and estimated earnings on uncompleted contracts	19,117	25,159
Due to stockholder	26,000	32,500
Notes payable to stockholders	3,108,505	2,118,808

Total current liabilities	4,885,310	2,992,128

Stockholders’ deficit:
Preferred Stock, $.001 par value; 5,000,000 shares authorized and no shares issued and outstanding at September 30, 2009 or December 31, 2008	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized at September 30, 2009 and December 31, 2008; 27,024,369 and 23,759,806 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	27,024	23,760
Additional paid-in capital	9,134,460	7,270,611
Accumulated deficit	(10,905,961)	(7,571,414)

Total stockholders’ deficit	(1,744,477)	(277,043)

Total liabilities and stockholders’ deficit	$3,140,833	$2,715,085

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Sales	$230,648	$155,375	$487,127	$1,469,803
Cost of sales	225,189	121,556	506,573	548,641

Gross profit	5,459	33,819	(19,446)	921,162

Selling, general and administrative expenses	1,214,087	1,009,713	3,175,895	3,235,349

Loss from operations	(1,208,628)	(975,894)	(3,195,341)	(2,314,187)

Other income (expense):
Interest income	7,430	6,048	22,465	14,009
Interest expense	(62,216)	(18,268)	(163,004)	(24,612)
Other income	—	—	1,333	171
Gain (loss) on foreign currency exchange	—	126,928	—	(36,521)

Total other income and expenses	(54,786)	114,708	(139,206)	(46,953)

Net loss before income taxes	(1,263,414)	(861,186)	(3,334,547)	(2,361,140)

Provision for (benefit from) income taxes	—	—	—	—

Net loss	$(1,263,414)	$(861,186)	$(3,334,547)	$(2,361,140)

Basic and fully-diluted net loss per share of Common Stock	$(0.05)	$(0.04)	$(0.13)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2009

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	—	$—	23,759,806	$23,760	$7,270,611	$(7,571,414)	$(277,043)

Issuance of Common Stock for cash at $1.00 per share	—	—	250,000	250	249,750	—	250,000

Issuance of Common Stock for cash at $0.50 per share	—	—	2,794,900	2,795	1,394,655	—	1,397,450

Issuance of Common Stock in settlement of note at $1.00 per share	—	—	104,638	104	104,534	—	104,638

Issuance of Common Stock for services at $1.00 per share	—	—	115,025	115	114,910	—	115,025

Net loss for the nine months ended September 30, 2009	—	—	—	—	—	(3,334,547)	(3,334,547)

Balance, September 30, 2009	—	$—	27,024,369	$27,024	$9,134,460	$(10,905,961)	$(1,744,477)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,334,547)	$(2,361,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115,211	112,971
Rent expensed through increase in due to stockholder	45,500	—
Accrued interest receivable	(22,408)	(13,900)
Accrued interest payable	160,335	21,193
Issuance of Common Stock for reverse acquisition	—	316,226
Issuance of Common Stock for services	115,025	—
Changes in operating assets and liabilities:
Accounts receivable	(144,312)	(78,132)
Unbilled accounts receivable	(11,064)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(47,364)	(61,718)
Prepaid expenses	20,734	(63,757)
Accounts payable	548,084	340,983
Accrued expenses	367,943	(77,758)
Billings in excess of costs and estimated earnings on contracts in progress	(6,042)	13,022

Net cash used in operating activities	(2,192,905)	(1,852,010)

Cash flows from investing activities:
Purchase of property and equipment	(22,637)	(37,169)
Expenditures for license fees	—	(781,900)
Deposit on equipment	(300,000)	(608,410)
Notes receivable issued	(5,446)	(217,932)

Net cash used in investing activities	(328,083)	(1,645,411)

Cash flows from financing activities:
Proceeds from sale of Common Stock	1,647,450	1,265,000
Net borrowings from stockholders	882,000	2,061,003

Net cash provided by financing activities	2,529,450	3,326,003

Net change in cash and cash equivalents	8,462	(171,418)

Cash and cash equivalents at beginning of period	42,793	183,448

Cash and cash equivalents at end of period	$51,255	$12,030

Supplemental disclosures:
Cash paid during period for interest	$2,669	$3,401
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of Common Stock in settlement of liabilities	104,639	903,469
Issuance of Common Stock for reverse acquisition	—	316,226
Issuance of Common Stock for services	115,025	—
Reclassification of due to stockholder to note payable to stockholder	52,000	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

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

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and regulations contained in the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2009 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2008. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

September 30, 2009

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

Note 3 – Accounts Receivable

Accounts receivable consisted of the following at September 30, 2009:

Billed:
Completed contracts	$118,334
Contracts in progress	84,268
Retainage	2,981
Unbilled	11,064

216,647
Less: allowance for doubtful accounts	(10,000)

$206,647

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

Note 4 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at September 30, 2009:

Costs incurred on uncompleted contracts	$51,815
Estimated earnings	72,179

123,994

Billings to date	(84,268)

$39,726

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$58,843
Billings in excess of costs and estimated earnings on uncompleted contracts	(19,117)

$39,726

Note 5 – Backlog

The following schedule summarizes changes in backlog on fixed-price contracts during the three and nine months ended September 30, 2009. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at quarter end, and from contractual agreements on which work has not yet begun.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Backlog balance at beginning of the period	$995,130	$838,627
New contracts awarded during period	333,166	773,622
Contract adjustments	17 ,707	(10,142)

	1,346,003	1,602,107

Less: contract revenue earned during the period	(230,348)	(486,452)

Backlog balance at September 30, 2009	$1,115,655	$1,115,655

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

Note 6 – Related Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate and engineering/operations staff. The Company incurred $58,500 of lease expense for this building during the nine months ended September 30, 2009.

At December 31, 2008, notes payable by the Company to Mr. Smith for advances to the Company were $2,015,772. During the nine months ended September 30, 2009, Mr. Smith loaned the Company $934,000, including unpaid rent, for working capital purposes. Interest on the loan at 8% amounted to $158,733 during the nine months ended September 30, 2009. At September 30, 2009, the balance due on the note, including accrued interest, was $3,108,505.

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

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

Note 7 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Current:

Federal	$—	$—	$—	$—

State	—	—	—	—

	—	—	—	—

Deferred:

Federal	396,329	270,484	1,046,207	641,394

State	125,819	85,868	332,129	203,617

	522,148	356,352	1,378,336	845,011

Total income taxes	522,148	356,352	1,378,336	845,011

Less: valuation allowance	(522,148)	(356,352)	(1,378,336)	(845,011)

Net income taxes	$—	$—	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%	35.0%

State income taxes (net of federal benefit)	6.5	6.5	6.5	6.5

Valuation allowance	(41.5)	(41.5)	(41.5)	(41.5)

Effective rate	0.0%	0.0%	0.0%	0.0%

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

Note 7 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below as of September 30, 2009 and 2008. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

	As of September 30,
	2009	2008

Start-up costs	$98,950	$108,783
License fees	(78,792)	(40,972)
Depreciation	(94,832)	(77,348)
Allowance for doubtful accounts	4,150	4,150
Unrealized foreign currency losses	—	449
Uncompleted contracts	(29,954)	(32,846)
Net operating loss carryforward	4,479,622	2,145,472

Deferred income taxes	4,379,144	2,107,688

Less: valuation allowance	(4,379,144)	(2,107,688)

Net deferred income taxes	$—	$—

At September 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $10,794,000. The federal and state net operating loss carryforwards expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Note 8 – Commitments and Contingencies

On March 31, 2009, the Company entered into a Letter of Agreement with Delta Networks, SA (“Delta”) and Reduct NV (“Reduct”) to change the terms of the Company’s Exclusive License and Distribution Agreement dated August 3, 2006. Pursuant to the Letter of Agreement, the Company must make minimum purchases of Smart Probes™ of €6,000,000 during 2009. A payment on the minimum purchase requirement of $500,000 was due by June 1, 2009. The Company made payments towards the minimum purchase requirements totaling $300,000 through September 30, 2009. The Company, Delta, and Reduct are currently in negotiations regarding a restructuring of the Company’s payment obligations.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

Note 9 – Stock-Based Payments

During the nine months ended September 30, 2009, the Company granted options to purchase 550,000 shares of the Company’s Common Stock to eligible employees under the 2007 Stock Option Plan, and options to purchase 50,000 shares of the Company’s Common Stock under the 2007 Stock Option Plan were forfeited.

During the nine months ended September 30, 2009, the Company granted warrants to purchase 70,927 shares of the Company’s Common Stock at $1.50 per share for five years to certain stockholders in connection with the sale of Common Stock. No expense was recognized upon the grant of these warrants.

During the nine months ended September 30, 2009, the Company granted warrants to purchase 217,800 shares of the Company’s Common Stock at $0.55 per share for ten years to certain contractors in settlement of contractual obligations. No expense was recognized upon the grant of these warrants.

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

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

Note 10 – Fair Value Measurement

The FASB’s accounting standard for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

	Total Carrying Value at September 30, 2009	Fair Value Measurements at September 30, 2009
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Intangible Asset – License Fees	$1,367,000	$—	$—	$1,367,000

The license fee intangible asset is measured at fair value using undiscounted cash flows and is classified within Level 3 of the valuation hierarchy. There was no change to the fair value of the asset during the nine months ended September 30, 2009.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

Note 11 – Net Loss Per Share of Common Stock

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential Common Stock had been converted to Common Stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(1,263,414)	$(861,186)	$(3,334,547)	$(2,361,140)

Divided by:
Weighted average shares outstanding	28,890,406	23,759,806	24,756,581	23,361,140

Basic and fully-diluted net loss per share	($0.05)	($0.04)	($0.13)	($0.11)

The effects of options to purchase 12,070,000 shares of Common Stock, and warrants to purchase 6,126,272 shares of Common Stock were not included in the computation of diluted earnings per share because the effect of their conversion would be antidilutive.

Note 12 – Subsequent Events

On October 29, 2009 the Company issued an 8% Unsecured Promissory Note (the “Note”) in the amount of $2,866,700.00 due December 31, 2011 to Mark A. Smith, the Company’s Chairman and CEO, to evidence Mr. Smith’s periodic loans to the Company. The amounts outstanding under the Note bear interest at a rate of 8% per annum from the date such periodic loans were made, compounded monthly, which interest will accrue until the Note is satisfied in full. As of October 29, the total principal amount of the Note together with accrued interest thereon equaled $3,128,262.70. If the Note is not satisfied in full by December 31, 2011, then Mr. Smith may demand payment of the principal and interest due under the Note. Failure by the Company to make payments of principal or interest or certain other events of bankruptcy shall be events of default under the Note. Upon the occurrence and during the continuance of any event of default, the Note shall bear interest at a rate of 17% per annum, compounded monthly.

On October 30, 2009 the Company entered into a Note Conversion Agreement with Mr. Smith whereby Mr. Smith presented the Note to the Company and the Company converted $2,000,000 of the Note into two million shares of Common Stock at $1.00 per share (the “Note Conversion”). The issuance of shares of the Company’s common stock took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

On October 30, 2009, in connection with the Note Conversion, the Company also issued Mr. Smith the following replacement notes to account for the remaining outstanding balance on the Note of $1,128,262.00: (i) an unsecured Convertible Note (the “Convertible Note”) in the amount of $1,000,000.00 due on the earlier of (a) December 31, 2011 or (b) the closing by the Company of a round of convertible preferred or common stock financing in an amount equal to or greater than $10,000,000.00 (the earlier occurrence of either (a) or (b), the “Convertible Note Maturity Date”) and (ii) an Unsecured Promissory Note (the “Demand Note”) in the amount of $128,262.70 due upon demand.

The Convertible Note bears interest at a rate of 8% per annum, compounded monthly, from the date of issuance, which interest will accrue until the Convertible Note is satisfied in full. If the Convertible Note is not satisfied in full by the Convertible Note Maturity Date, then Mr. Smith may demand payment of the principal and interest due under the Convertible Note. Failure by the Company to make payments of principal or interest or certain other events of bankruptcy shall be events of default under the Convertible Note. Upon the occurrence and during the continuance of any event of default, the Convertible Note shall bear interest at a rate of 17% per annum, compounded monthly.

The Demand Note bears an interest rate of 8% per annum, compounded monthly, from the date of issuance which interest will accrue until the Demand Note is satisfied in full. If the Demand Note is not satisfied in full by December 31, 2009, then Mr. Smith may demand payment of the principal and interest due under the Demand Note. Failure by the Company to make payments of principal or interest or certain other events of bankruptcy shall be events of default under the Demand Note. Upon the occurrence and during the continuance of any event of default, the Demand Note shall bear interest at a rate of 17% per annum, compounded monthly.

On October 30, 2009, the Company entered into an Agreement by and between the Company and Mr. David Vosbein (the “Vosbein Warrant Agreement”). In connection with the Vosbein Warrant Agreement, the Company and Mr. Vosbein agreed to cancel Warrant No. 1, which was previously issued under an employment agreement dated March 6, 2009, and the Company issued Mr. Vosbein a new Warrant No. 16 for one million, five hundred ninety thousand shares of the Company’s Common Stock at an exercise price of $1.00 per share (“Warrant No. 16”). Pursuant to the Vosbein Warrant Agreement, the warrant awards shall vest as follows: warrants to purchase one million, one hundred seventy-three thousand, three hundred thirty-three shares of the Company’s common stock shall be vested and exercisable immediately upon grant; warrants to purchase eighty-three thousand, three hundred thirty-three shares of the Company’s common stock shall be vested and exercisable on November 6, 2009; warrants to purchase eighty-three thousand, three hundred thirty-four shares of the Company’s common stock shall be vested and exercisable on December 6, 2009; warrants to purchase eighty-three thousand, three hundred thirty-three shares of the Company’s common stock shall be vested and exercisable on January 6, 2010; warrants to purchase eighty-three thousand, three hundred thirty-three shares of the Company’s common stock shall be vested and exercisable on February 6, 2010; warrants to purchase eighty-three thousand, three hundred thirty-four shares of the Company’s common stock shall be vested and exercisable on March 6, 2010. Vested shares are exercisable until March 6, 2019. This award of warrants is outside of 2007 Stock Option Plan of the Company

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2009

dated December 1, 2007 dated December 1, 2007. The issuance of warrants to Vosbein were done pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D.

ITEM 2:	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2008, filed with our Annual Report on Form 10-K, as amended, on October 9, 2009, and our financial statements and notes thereto as of and for the three and nine months ended September 30, 2009, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

At September 30, 2009, we had current assets of $873,835, and current liabilities of $4,885,310.

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

Pursuant to the Letter of Agreement dated March 31, 2009, the Company must make minimum purchases of Smart Probes™ of €6,000,000 during 2009. A payment on the minimum purchase requirement of $500,000 was due by June 1, 2009. The Company made payments towards the minimum purchase requirements totaling $500,000 through October 2009. The Company, Delta, and Reduct are currently in negotiations regarding a restructuring of the Company’s payment obligations.

The initial target closing date for the Acquisition was June 15, 2009, but that date may be extended for up to three successive three-month periods until March 15, 2010 (the “Reduct Closing”) and has been extended for the first two three-month periods. For each three-month extension, we are required to make a payment to or minimum purchases from Reduct in an amount of €1.5 million. We have not yet made any such payments or purchases.

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

Sales were $230,648 and $487,127 for the three and nine months ended September 30, 2009, respectively, compared to $155,375 and $1,469,803 for the three and nine months ended September 30, 2008, respectively. Cost of sales was $225,189 and $506,573 for the three and nine months ended September 30, 2009, respectively, compared to $121,556 and $548,641 for the three and nine months ended September 30, 2008, respectively. Our sales and cost of sales declined due to economic conditions each quarter from the second quarter of 2008 through the first quarter of 2009. Sales began to increase in the second and third quarters of 2009. Cost of sales as a percentage of sales increased in 2009 as our fixed costs of sales increased. We expect sales and cost of sales to fluctuate as our business reaches maturity.

Selling, general and administrative (“SG&A”) expenses include all costs that are not directly associated with our revenue-generating activities. SG&A expenses include payroll costs for sales, administrative, and technical personnel, sales and marketing costs, corporate costs, and facilities costs. SG&A expenses were $1,214,087 and $3,175,895 for the three and nine months ended September 30, 2009, respectively, compared to $1,009,713 and $3,235,349 for the three and nine months ended September 30, 2008, respectively. The increase in SG&A costs for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was due to increased expenses resulting from the expansion of our sales and administrative staff and facilities in 2009, and marketing costs associated with an advertising campaign in 2009. The decrease in SG&A costs for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 were primarily due to legal, accounting and other expenses incurred in 2008 related to the acquisition of Kayenta and the subsequent filing of a Registration Statement under the Securities Act of 1933, as amended, for a portion of our shares. This decrease in expense was partially offset by increased expenses resulting from the expansion of our sales and administrative staff and facilities in 2009, and marketing costs associated with an advertising campaign in 2009.

Other income and expenses include interest income, interest expense, non-business income and expenses, and gains or losses on foreign currency exchange. Other income and expense for the three and nine months ended September 30, 2009 was a net expense of $54,786 and $139,206, respectively, which included interest income of $7,430 and $22,465, respectively, interest expense of $62,216 and $163,004, respectively, and other income of $0 and $1,333, respectively. Other income and expense for the three and nine months ended September 30, 2008 was a net income of $114,708 and a net expense of $46,953, respectively, which included interest income of $6,048 and $14,009, respectively, interest expense of $18,268 and $24,612, respectively, other income of $0 and $171, respectively, and a gain on foreign currency exchange of $126,928 and a loss on foreign currency exchange of $36,521, respectively. The increase in interest expense in 2009 is due to the increase in notes payable to stockholders. The decrease in losses on foreign currency exchange from 2008 to 2009 is because the Company had no liabilities to be settled in foreign currency in 2009.

We had no net benefit from income taxes, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2009.

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

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At September 30, 2009, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At September 30, 2009, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

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

Most of our transactions with Reduct NV are denominated in Euros. At September 30, 2009, we had no liabilities denominated in Euros.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.	SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2009, the Company sold 1,989,900 shares of the Company’s Common Stock. Each share of Common Stock was sold at a price of $0.50 for a total of $994,950. The Company also issued 115,025 shares of the Company’s Common Stock at a price of $1.00 per share in exchange for services with a value of $115,025. The sales took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement and with a restriction on resale.

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

Geospatial Holdings, Inc.
(Registrant)

Date: November 20, 2009	By:	/S/ MARK A. SMITH
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

	By:	/S/ THOMAS R. OXENREITER
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer