Form 10-K/A
period 2008-12-31
GEOSPATIAL HOLDINGS, INC.
filed 2009-12-04
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

Explanatory Note

We are filing this Amendment No. 3 to Form 10-K in response to a comment letter received from the Securities and Exchange Commission (the “Commission”) on October 30, 2009 regarding the Form 10-K filed with the Commission on April 15, 2009 as amended on August 14, 2009 and October 9, 2009. We are making revisions to the following sections: “Front Cover Page,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Application of Critical Accounting Policies,” “Signatures,” “Exhibit 31.1,” “Exhibit 31.2.” “Exhibit 32.1,” and “Exhibit 32.2.”

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

Management is continuing efforts to secure funds through financing and operations. The Company has retained Convertible Capital as its financial advisor and recently completed a sale of Common Stock with an aggregate sale price of $1,000,000, which will be used to fund general working capital needs. Separately, since May 7, 2009, the Company has sold Common Stock totaling $1,297,450 and converted $115,025 of liabilities to Common Stock. The Company has also converted $2,000,000 of a note payable to our chief executive officer to Common Stock.

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

We believe that our actions and planned actions will enable us to finance our operations beyond December 31, 2009.

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

The license rights have an indefinite useful life. Accordingly, the rights are not amortized under accounting principles generally accepted in the United States. We test the carrying value of the license rights annually for impairment, and review their useful life. Should the license rights be determined to be impaired, the value of the asset will be written down, and a loss recognized in the period in which the asset’s recorded value exceeds its fair value. In our test for impairment, we determine the fair value of the license rights based on a five-year projection of future cash flows, which is updated annually based on management’s projections.

In our review of the license rights for the year ended December 31, 2008, we determined that the estimated fair value of those assets substantially exceeded our $1,367,000 investment in our intangible assets and therefore, the value of the license rights was not impaired. If our current estimate of future cash flows from our license fees had been 10% lower, those cash flows would not have been less than the reported amount of intangible assets. If we had been required to recognize an impairment loss on our intangible assets, our liquidity and capital resources would not have been affected.

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

Geospatial Holdings, Inc.
(Registrant)

Date: December 4, 2009	By:	/s/ Mark A. Smith
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 4, 2009:

Signature	Title

/s/ Mark A. Smith Mark A. Smith	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas R. Oxenreiter Thomas R. Oxenreiter	Chief Financial Officer, Principal Accounting Officer and Director (Principal Financial Officer)

/s/ David C. Vosbein David C. Vosbein	President and Director