Form 10-Q/A
period 2009-09-30
GEOSPATIAL HOLDINGS, INC.
filed 2010-03-24
CIK 1011395

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

Explanatory Note

We are filing this Form 10-Q/A in response to a comment letter received from the Securities and Exchange Commission (the “Commission”) on January 20, 2010 regarding the Form 10-Q filed with the Commission on November 20, 2009. We are making revisions to the certifications such that the report identified in the certifications refers to the correct Exchange Act report.

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

Geospatial Holdings, Inc.
(Registrant)

Date: March 24, 2010	By:	/S/ MARK A. SMITH
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

	By:	/S/ THOMAS R. OXENREITER
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer