Form 10-K
period 2009-12-31
GEOSPATIAL HOLDINGS, INC.
filed 2010-04-16
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

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

Yes  ☐    No  ☒

Aggregate market value of voting common stock held by non-affiliates of the registrant at June 30, 2009: $4,646,878. For purposes of this calculation, executive officers, directors, and persons holding in excess of 5% of the outstanding shares of common stock are considered affiliates.

Number of shares of common stock outstanding as of April 14, 2010: 43,385,623 (which amount includes 1,575,000 outstanding shares of Series A Convertible Preferred Stock on an as converted basis).

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

Our business involves various risks, including, but not limited to, our ability to implement our business strategies as planned in a timely manner or at all; our lack of operating history; our ability to protect our proprietary technologies; our ability to obtain financing sufficient to meet our capital needs; and our inability to use historical financial data to evaluate our financial performance. See “Risk Factors“ beginning on page 8.

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

On May 5, 2008, the Company created Geospatial Pipeline Services, LLC, a wholly-owned subsidiary that operates in the business of pipeline field services. On October 16, 2009, we acquired Utility Services and Consulting Corporation, a newly-formed company that operates in the business of locating underground utility conduits.

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

Proprietary Technology

Our Smart Probe™ technology provides accurate X, Y and Z axes centerline mapping of pipeline infrastructure and seamlessly integrates open format data into three dimensional GIS or Computer Aided Design (“CAD”) databases. GIS is a collection of computer hardware, software, and geographic data for capturing, managing, analyzing, and displaying all forms of geographically referenced information.

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

License and Distribution Agreements

In August 2006, GMSI entered into an exclusive and perpetual agreement to license the patent pending Smart Probe™ technology from Reduct NV, a Belgian company (“Reduct”) and the developer of the technology (as amended from time to time, the “Original Reduct License Agreement”). The Original Reduct License Agreement granted the Company exclusive control over the rights to the Smart Probe™ technology throughout North America, South America and Australia.

On December 15, 2009, the Company, Reduct, and Delta Networks Ltd., SA (“Delta”), a Luxembourg company and the owner of substantially all of the capital stock of Reduct, entered into the Amended and Restated License and Distribution Agreement (as amended, the “Amended Reduct License Agreement”), which, upon its effectiveness, will supersede and replace the Original Reduct License Agreement.

The Amended Reduct License Agreement will become effective upon an advance payment by the Company for the purchase of Smart Probe™ equipment totaling $4,950,000 (the “Advance Payment”). The Company paid $2,500,000 toward the Advance Payment in March, 2010. The balance of the Advance Payment is due by April 30, 2010. The Amended Reduct Agreement has an initial term of three years, and is renewable at the discretion of the Company for successive three-year terms. The Amended Reduct License Agreement restructures the payment and minimum purchase requirements that exist under the Original Reduct License Agreement. Under the Amended Reduct License Agreement, the Company must make a license payment of $3,000,000 by December 31, 2010. In addition, the Company must make minimum quarterly payments totaling $10,950,000, $11,750,000, and $6,612,500 in 2010, 2011, and 2012, respectively. If the Amended Reduct License Agreement is renewed, this minimum purchase requirement will increase by 15% annually over the prior year beginning in 2013.

Pursuant to the Amended Reduct License Agreement, the Company granted to Delta warrants to purchase 3,000,000 shares of the Company’s common stock at $0.50 per share until December 31, 2012, and warrants to purchase 500,000 shares of the Company’s common stock at $0.425 per share until December 31, 2013.

While the Company’s rights to the Smart Probe™ technology are still governed by the Original Reduct License Agreement and while the Company has failed to satisfy certain of its payment obligations thereunder, Reduct has agreed to forbear from enforcing any rights or remedies it may have upon a default by the Company under the Original License Agreement until the earlier of April 30, 2010 or the receipt by Reduct of the remaining Advance Payment.

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

To assist the RTSMs in developing their sales regions, we are developing an extensive data base of approximately 30,000 potential customers, which includes municipalities, engineers, GIS consultants, pipeline operators and contractors. We expect to use this potential customer list in order to introduce and promote interest in the relevant markets for our Smart Probe™ proprietary technology. We will engage in direct-sale marketing efforts, whereby we will require that each of our RTSMs establish relationships and schedule group meetings with GIS and utilities managers, engineering companies, major utility companies and major utility contractors within each of their respective sales regions in order to demonstrate the Smart Probe™ technology and its associated benefits. We also will demonstrate the use and functionality of the Smart Probe™ at numerous national and regional trade shows sponsored by related industry groups. In addition, the Company expects each RTSM to generate sales leads through electronic mail marketing.

Fundraising

In an effort to raise capital, the Company has retained Convertible Capital as its financial advisor. Subsequent to December 31, 2009, the Company sold shares of its common stock for an aggregate sale price of approximately $9.7 million, including the conversion of $1,000,000 of indebtedness to our Chief Executive Officer. The proceeds of these fundraising efforts will be used to fund general working capital needs.

Strategic Alliances

On March 2, 2010, the Company entered into a Strategic Advisory Agreement with Ridge Global, LLC (“Ridge”) and Pace Global Energy Services, LLC (“Pace”) pursuant to which Pace and Ridge agreed to provide strategic advisory services to the Company, including assisting the Company and Convertible Capital in raising capital and assisting the Company in its business development efforts. As part of this strategic alliance, Thomas J. Ridge, president and CEO of Ridge, as well as the first Secretary of Homeland Security and former governor of Pennsylvania, and Timothy Sutherland, Chairman and CEO of Pace, agreed to join Geospatial Holdings’ Board of Directors.

Ability to Develop and Protect Patents and Other Intellectual Property

Our success, competitive position, and future revenues, if any, depend in part on our ability, and that of the licensors of our major technology, to obtain and successfully leverage intellectual property rights covering our technology, know-how, methods, processes, and to protect our trade secrets, to prevent others from using our intellectual property, and to operate without infringing the intellectual property of third parties. United States and international patent applications filed by Reduct covering the Smart Probe™ technology are currently pending. The Company has filed three additional United States and international patent applications which are currently pending. Our patent strategy includes obtaining patents, where possible, on methods of manufacture, compositions of matter and methods of use. We also rely on know-how, continuing technological innovation, licensing and partnership opportunities to develop and maintain our competitive position. Lastly, we monitor third parties for activities that may infringe on our intellectual property, as well as the progression of third party patent applications that may cover our products or methods and thus, potentially, interfere with the development of our business.

Customers

To date, we have successfully completed over 50 projects for a varied group of clients including contractors, municipalities, utilities, telecoms, and engineering companies.

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

Competition

Our business is highly competitive with respect to pipeline asset management services. While we believe that our proprietary technologies provide advantages to our clients, we will compete with numerous public and private engineering firms that provide some or all of the services that we provide. Our competitors range from large national and international firms, such as Parsons Brinkerhoff Inc., CH2M Hill Companies, PBS&J, Tetra Tech, Dycom Industries, Inc., Consolidated Utility Services, Inc., URS Corporation and CDM, to a vast number of smaller, more localized firms.

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

We believe that the principal competitive factors (in the order of importance) in the areas of services we offer are: (i) quality of available technologies, (ii) quality of service, (iii) reputation, (iv) experience, (v) technical proficiency, (vi) local geographic presence, and (vii) cost of service. We believe that we are well-positioned to compete effectively by emphasizing the quality and proprietary nature of our technologies and the quality of services that we offer. We are also dependent upon the availability of staff and our ability to recruit qualified employees. A shortage of qualified technical professionals currently exists in the engineering industry in the United States.

Seasonality

It is possible that our contract revenue and income from operations may be slightly lower for our first fiscal quarter than for the remaining quarters due to the effect of winter weather conditions, particularly in the Mid-Atlantic and Midwest regions of the United States. Our GIS/data management activities should not be as directly impacted by seasonal weather conditions.

Personnel

We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. As of December 31, 2009, we had 60 employees. We believe that our relations with these employees are good. None of our employees are represented by a labor union or otherwise represented under a collective bargaining agreement.

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

RISK FACTORS RELATED TO THE BUSINESS

Our business is at an early stage of growth and we may not be able to develop the customer base necessary for success.

Our business is still at an early stage of growth. We are still in the early stages of hiring and training our sales force and work force, and identifying and building customer relationships for the services that we expect to offer. We may not be able to achieve our development goals in an efficient manner, or at all, which could have a material adverse effect on our business, financial condition or results of operations in the future.

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

If we fail to achieve effectiveness of the Amended Reduct License Agreement and if we fail to satisfy our obligations thereunder, we may lose the rights to the key technology on which our business depends.

Our business depends largely on patent pending Smart Probe™ technology that we license from Reduct, the developer of the technology. Currently, we are the exclusive licensee of the Smart Probe™ technology in North America, South America, and Australia pursuant to the Original Reduct License

Agreement which remains in effect until the Amended Reduct License Agreement that we entered into on December 15, 2009 becomes effective. We have failed to satisfy certain payment and other obligations under the Original Reduct License Agreement. Reduct has agreed to forbear from enforcing any rights or remedies it may have upon a default by the Company under the Original License Agreement until the earlier of April 30, 2010 or the receipt by Reduct of the remaining Advance Payment pursuant to the Amended Reduct License Agreement.

The Amended Reduct License Agreement will become effective upon the Company making the Advance Payment for the purchase of Smart Probe™ equipment totaling $4,950,000. The Company paid $2,500,000 toward the Advance Payment in March, 2010. The balance of the Advance Payment is due by April 30, 2010. If we fail to make the remaining Advance Payment of $2,450,000 by April 30, 2010, the Amended Reduct License Agreement may not become effective and we could lose our exclusive license to the Smart Probe™ technology.

In addition, even if we are able to make the remaining Advance Payment by April 30, 2010, causing the effectiveness of the Amended Reduct License Agreement, we will then be obligated to make various payments and minimum purchases under the Amended Reduct License Agreement in order to satisfy our obligations thereunder. Under the Amended Reduct License Agreement, the Company must make a license payment of $3,000,000 by December 31, 2010. In addition, the Company must make minimum quarterly payments totaling $10,950,000, $11,750,000, and $6,612,500 in 2010, 2011, and 2012, respectively. If the Amended Reduct License Agreement is renewed, this minimum purchase requirement will increase by 15% annually over the prior year beginning in 2013. If we fail to make any of these payments or if Reduct believes that we have failed to meet any of our other obligations under the Amended Reduct License Agreement, Reduct could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and potentially, a loss of our exclusive license rights. During the period of any such litigation, our ability to carry out the development of client relationships and provide pipeline management services could be significantly and adversely affected.

Our independent auditor has expressed doubts about our ability to continue as a going concern.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common stock and advances from our chief executive officer. At December 31, 2009, our current liabilities exceed our current assets by $3,862,583. Those factors as well as our commitments under the Original Reduct License Agreement and the Amended Reduct License Agreement create uncertainty about our ability to continue as a going concern.

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

Since our inception, the Company’s activities have largely consisted of organizational and financing activities. We will need to obtain significant capital resources from sources including equity/debt financings in order to profitably grow our business. Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on favorable terms, or at all. Additional equity financing could result in significant dilution to our shareholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish some of our rights with respect to our technologies. If sufficient capital is not available we may be required to reduce our workforce, reduce the scope of our marketing efforts, and/or customer service, any of which could have a material adverse impact on our financial condition or business prospects.

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

Our primary customers, which comprise a substantial portion of our revenue and backlog, include agencies of the U.S. federal government and state and local governments and agencies that depend on funding or partial funding provided by the U.S. federal government. Consequently, any significant changes and fluctuations in the government’s spending priorities as a result of policy changes or economic downturns may directly affect our future revenue streams. Legislatures may appropriate funds for a given project on a year by year basis, even though the project may take more than one year to perform. As a result, at the beginning of a project, the related contract may only be partially funded, and additional funding is committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, rising raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures. Additionally, reduced spending by the U.S. government may create competitive pressure within our industry which could result in lower revenues and margins in the future.

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

Our ability to recruit, train and retain professional personnel of the highest quality is a competitive necessity. Our future inability to do so would adversely affect our competitiveness.

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

RISK FACTORS RELATED TO COMMON STOCK

An additional number of the Company’s Shares of common stock are likely to become freely tradable.

Approximately 400,000 shares of the Company’s common stock are currently freely tradable on the over the counter bulletin board where the Company’s common stock trades. Approximately 3,072,698 shares of the Company’s common stock are registered under a registration statement which was filed under the Securities Act on Form S-1 (the “S-1 Registration Statement”). The S-1 Registration Statement is not currently effective under the Securities Act. However the Company intends to file a post-effective amendment to the registration statement to cause it to be effective. Approximately 11,502,271 shares of the Company’s common stock, which includes 1,500,000 shares of the Company’s Series A Convertible Preferred Stock on an as converted basis, are held by investors who have a contractual right to have such shares registered under the Securities Act, with which obligations the Company intends to comply.

Additional shares of the Company’s common stock may be eligible to be sold pursuant to Section 144 of the Securities Act depending on (i) certain conditions relating to the Company or the shares themselves, including whether, among other things, (A) the Company is subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) the Company has filed all required Exchange Act reports and material during the preceding twelve (12) months, and (ii) at least one year has elapsed from the time the Company filed with the US Securities and Exchange Commission (the “Commission”) “Form 10 information” reflecting that it is not a shell company and (B) certain conditions relating to the investors who hold such shares, including, among other things, (i) the period for which such investors held such shares and (ii) such investor’s relationship with the Company.

We cannot predict the effect, if any, that the ability to sell additional shares of the Company’s common stock to the public will have on the prevailing market price of the Company’s common stock from time to time. Nevertheless, if a significant number of shares of the Company’s common stock are sold in the public market, or if people believe that such sales may occur, the prevailing market price of our common stock could decline and could impair our future ability to raise capital through the sale of our equity securities.

The Company’s Shares of common stock are generally not registered and are illiquid.

Aside from the approximately 400,000 shares of the Company’s common stock which are freely tradable under the Securities Act, and aside from certain contractual rights between the Company and select investors, the Company has no obligation to register the Company’s common stock or to comply with any exemption from such registration. Accordingly, there can be no assurance that the Company’s investors will have the opportunity to liquidate their common stock at any time in the near future.

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

A small group of directors, executive officers, principal shareholders and affiliated entities will beneficially own, in the aggregate, approximately 45% of the Company’s outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over and/or control the election of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company that may be favored by other shareholders. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

The market price of the Company’s shares of common stock may fluctuate significantly.

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

Trading of our common stock is currently conducted on the OTC BB. The liquidity of our common stock is limited by, among other things, the number of shares that can be bought and sold at a given price, and may also be adversely affected by delays in the timing of transactions and the reduction of coverage by security analysts and the media, if at all. Currently, there are approximately 200 holders of record of our common stock. These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock. In addition, without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports. A failure to provide effective internal controls may present opportunities for fraud and erroneous reporting of financial reports and operating results. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Beginning with our annual report for the fiscal year ended December 31, 2010, our independent registered public accounting firm must perform an audit of our internal control over financial reporting. During the course of our testing, we may identify deficiencies and weaknesses which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal control structure, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Disclosing significant deficiencies or material weaknesses in our internal controls, failing to remediate these deficiencies or weaknesses in a timely fashion or failing to achieve and maintain an effective internal control environment may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

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

Our headquarters office is located in Sarver, Pennsylvania. This building, which we lease from the Company’s Chairman/CEO, has approximately 3,200 square feet of office space and is used by our corporate and engineering/operations staff. Monthly rent under this lease is $6,500 per month. The lease expired on April 30, 2009, and continues on a month-to-month basis.

We lease a building of approximately 2,800 square feet in Albuquerque, New Mexico for the sales and operations staff of our Utility Services and Consulting Corporation subsidiary. Monthly rent under this lease is $1,870 per month through October 31, 2010, and $1,980 per month thereafter. The lease expires on October 31, 2011.

We believe that the Company’s existing facilities are adequate to meet its business needs for the foreseeable future.

Item 3.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

Item 4.

Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Shares of our common stock had previously been quoted on the OTC BB under the listing symbol “KKRI” and had only been traded on a very limited and sporadic basis. As of April 28, 2008, our listing symbol has been changed to “GSPH” in conjunction with our name change. The last reported sales price per share of the Company’s common stock as reported on the OTC BB on March 31, 2010 was $4.65.

The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2009	$1.70	$0.50
September 30, 2009	$1.15	$0.35
June 30, 2009	$1.80	$0.30
March 31, 2009	$2.05	$2.05
December 31, 2008	$2.50	$1.75
September 30, 2008	$3.85	$2.00
June 30, 2008	$10.20	$2.00
March 31, 2008	$3.87	$3.69
December 31, 2007	$1.14	$1.14

Number of Shareholders

As of March 31, 2010, there were approximately 200 holders of record of the Company’s common stock.

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

Sales of Unregistered Securities

On October 9, 2009, the Company entered into a series of subscription agreements (collectively, the “October 2009 Subscription Agreement”) with various investors in connection with the sale of 2,000,000 shares of its common stock (the “October 2009 Shares”). Each of the October 2009 Shares was sold at a price of $0.50 for an aggregate purchase price of $1,000,000. Pursuant to section 7.1 of the October 2009 Subscription Agreement, the Company agreed to register the October 2009 Shares under the Securities Act and effect such registration statement by March 1, 2010. In the event that the Company fails to so register the October 2009 Shares, each investor would be entitled to receive an additional allocation of 2% of its portion of the October 2009 Shares for each 30 day period that elapsed after March 1, 2010. As of April 1, 2010, the Company had not so registered the October 2009 Shares and, pursuant to the October 2009 Subscription Agreement, allocated an additional 40,000 shares of its common stock to the investors under the October 2009 Subscription Agreement. The Company also issued 100,000 shares of common stock and paid $45,000 in cash to Convertible Capital as a financing fee on the sale. The sales and issuances took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The purchasers are accredited investors, and the Company conducted the private placement without any general solicitation or advertisement and with a restriction on resale.

On October 30, 2009, the Company converted $2,000,000 of outstanding debt to Mark A. Smith, the Company’s Chief Executive Officer and Chairman of the Board of Directors, at $1.00 per share into 2,000,000 shares of common stock. The conversion took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. Mr. Smith is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement and with a restriction on resale.

On October 30, 2009, the Company issued warrants to David Vosbein, the Company’s President and a Director, to purchase 1,590,000 shares of the Company’s common stock at an exercise price of $1.00 per share. In connection with this transaction, the Company cancelled the warrants previously issued to Mr. Vosbein on March 6, 2009. The transaction took place in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The recipient is an accredited investor, and the Company conducted the private placement without any general solicitation and with a restriction on resale.

On December 14, 2009, the Company entered into a series of subscription agreements (collectively, the “December 2009 Subscription Agreement”) with various investors in connection with the sale of 1,500,000 shares of Series A Convertible Preferred Stock, which are convertible into shares of the Company’s common stock (such shares of the Company’s common stock into which the Series A Convertible Preferred Stock convert, the “December 2009 Shares”) at a price of $1.00 per share for an aggregate purchase price of $1,500,000. Pursuant to section 7.1 of the December 2009 Subscription Agreement, the Company agreed to register the December 2009 Shares under the Securities Act and effect such registration statement by March 1, 2010. In the event that the Company fails to so register the December 2009 Shares, each investor would be entitled to receive an additional allocation of 2% of its portion of the December 2009 Shares (on an as converted basis) for each 30 day period that elapsed after March 1, 2010. As of April 1, 2010, the Company had not so registered the December 2009 Shares, and, pursuant to the December 2009 Subscription Agreement, allocated an additional 37,500 shares of its common stock to the investors under the December 2009 Subscription Agreement. The Company also issued 75,000 shares of Series A Convertible Preferred Stock and paid $67,500 in cash to Convertible Capital, as a financing fee on the sale. The sales and issuances took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The purchasers are accredited investors, and the Company conducted the private placement without any general solicitation or advertisement and with a restriction on resale.

The Series A Convertible Preferred Stock may be converted at the option of the holder at any time or from time to time prior to the close of business on the business day before any date fixed for conversion of such share, as provided in the Certificate of the Designations. In addition, the Series A Convertible Preferred Stock is automatically converted upon the earliest to occur of: (i) immediately prior to the closing of a firm commitment underwritten public offering pursuant to an effective registration statement filed under the Securities Act of 1933, as amended, in which shares of Common Stock are approved for listing on a national securities market, covering the offer and sale of Common Stock for the account of the Company in which the aggregate public offering price (before deduction of underwriters’ discounts and commissions) equals or exceeds $35,000,000 and the public offering price per share of which equals or exceeds $3, before deduction of underwriters’ discounts and commissions (ii) the Company’s receipt of the written consent of the holders of not less than 66 2/3% of the then outstanding shares of Series A Preferred Stock to the conversion of all then outstanding Series A Preferred Stock; and (iii) June 7, 2010. The holders of Series A Convertible Preferred Stock are also entitled to a liquidation preference which entitles such holder to an amount per share upon liquidation equal to the original issue price of $1.00 and to antidilution protection.

On December 15, 2009, pursuant to the Amended Reduct License Agreement, we issued warrants to Delta to purchase (i) 3,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share which expire on December 31,2012 and (ii) warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.425 per share which expire on December 31, 2013 . The warrants were issued in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The recipient of the warrants is an accredited investor, and we conducted the private placement without any general solicitation or advertisement and with a restriction on resale. The warrants expire on October 31, 2012.

On January 7, 2010, we issued warrants to purchase 250,000 shares of the Company’s common stock at $1.38 to an investor in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The warrants were issued to settle contractual obligations. The recipient of the warrants is an accredited investor, and we conducted the private placement without any general solicitation or advertisement and with a restriction on resale. The warrants expire on January 7, 2020.

On January 1, 2010, we issued warrants to purchase 150,000 shares of our common stock at $1.00 to two investors in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The warrants were issued to settle contractual obligations. The recipients of the warrants are accredited investors, and we conducted the private placement without any general solicitation or advertisement and with a restriction on resale. The warrants expire on January 1, 2020.

On March 2, 2010, we issued warrants to purchase 2,400,000 and 1,600,000 shares of our common stock at $1.00 to Ridge Global, LLC and Pace Global Energy Services, LLC, respectively, in a private placement pursuant to the exemption from the registration requirements of the Securities Act provided by Regulation D. The warrants were issued in connection with the execution of the Strategic Advisory Agreement we entered into with Pace and Ridge. The recipients of the warrants are accredited investors, and we conducted the private placement without any general solicitation or advertisement and with a restriction on resale. The warrants expire on March 2, 2012.

On March 19, 2010, the Company entered into a series of subscription agreements (collectively, the “March 2010 Subscription Agreement”) with various investors in connection with the sale of 8,589,771 shares of our common stock at $1.00 per share for an aggregate offering price of $8,589,771. Pursuant to section 7.1 of the March 2010 Subscription Agreement, the Company agreed to register the March 2009 Shares under the Securities Act by September 1, 2010. In the event that the Company fails to so register the

March 2010 Shares each investor would be entitled to receive an additional allocation of 2% of its portion of the March 2010 Shares for each 30 day period that elapsed after September 1, 2010. Also on March 19, 2010, Mark A. Smith, the Company’s Chief Executive Officer and the Chairman of the Board of Directors, acquired 1,000,000 shares of the Company’s common stock in exchange for the cancellation of $1,000,000 of indebtedness owed to Mr. Smith by the Company. The Company also issued 513,233 shares of its common stock to Convertible Capital as a financing fee on the sale. The sales and issuances took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation D. The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement and with a restriction on resale.

On April 6, 2010, the Company entered into a series of subscription agreements (collectively, the “April 2010 Subscription Agreement”) with various investors in connection with the sale of 112,000 shares of our common stock at $1.00 per share for an aggregate offering price of $112,000. Pursuant to section 7.1 of the April 2010 Subscription Agreement, the Company agreed to register the April 2009 Shares under the Securities Act by September 1, 2010. In the event that the Company fails to so register the April 2010 Shares each investor would be entitled to receive an additional allocation of 2% of its portion of the April 2010 Shares for each 30 day period that elapsed after September 1, 2010. The sales and issuances took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation D. The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement and with a restriction on resale.

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

Liquidity and Capital Resources

At December 31, 2009, we had current assets of $1,575,958, and current liabilities of $5,438,541.

Our business depends largely on patent pending Smart Probe™ technology that we license from Reduct, the developer of the technology. Currently, we are the exclusive licensee of the Smart Probe™ technology in North America, South America, and Australia pursuant to the Original Reduct License Agreement which remains in effect until the Amended Reduct License Agreement that we entered into on December 15, 2009 becomes effective. We have failed to satisfy certain payment and other obligations under the Original Reduct License Agreement. Reduct has agreed to forbear from enforcing any rights or remedies it may have upon a default by the Company under the Original License Agreement until the earlier of April 30, 2010 or the receipt by Reduct of the remaining Advance Payment pursuant to the Amended Reduct License Agreement.

The Amended Reduct License Agreement will become effective upon the Company making the Advance Payment for the purchase of Smart Probe™ equipment totaling $4,950,000. The Company paid

$2,500,000 toward the Advance Payment in March, 2010. The balance of the Advance Payment is due by April 30, 2010. If we fail to make the remaining Advance Payment of $2,450,000 by April 30, 2010, the Amended Reduct License Agreement may not become effective and we could lose our exclusive license to the Smart Probe™ technology.

In addition, even if we are able to make the remaining Advance Payment by April 30, 2010, causing the effectiveness of the Amended Reduct License Agreement, we will then be obligated to make various payments and minimum purchases under the Amended Reduct License Agreement in order to satisfy our obligations thereunder. Under the Amended Reduct License Agreement, the Company must make a license payment of $3,000,000 by December 31, 2010. In addition, the Company must make minimum quarterly payments totaling $10,950,000, $11,750,000, and $6,612,500 in 2010, 2011, and 2012, respectively. If the Amended Reduct License Agreement is renewed, this minimum purchase requirement will increase by 15% annually over the prior year beginning in 2013. If we fail to make any of these payments or if Reduct believes that we have failed to meet any of our other obligations under the Amended Reduct License Agreement, Reduct could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and potentially, a loss of our exclusive license rights. During the period of any such litigation, our ability to carry out the development of client relationships and provide pipeline management services could be significantly and adversely affected.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common stock and advances from our chief executive officer. At December 31, 2009 current liabilities exceeded current assets by $3,862,583. Those factors as well as our commitments under the Amended Reduct License Agreement raise doubts about our ability to continue as a going concern.

Management is continuing efforts to secure funds through financing and operations. The Company retained Convertible Capital as its financial advisor, and in March 2010, entered into a Strategic Advisory Agreement with Ridge Global, LLC (“Ridge”) and Pace Global Energy Services, LLC, (“Pace”) pursuant to which Pace and Ridge agreed to provide strategic advisory services to the Company, including assisting the Company and Convertible Capital in raising capital and assisting the Company in its business development efforts. The Company closed financing through sales of convertible preferred stock and common stock in the aggregate amount of $6.2 million in 2009, including conversion of $2.0 million of indebtedness to our Chief Executive Officer into common stock, and conversion of approximately $105,000 of other debt into common stock, and common stock issued for services totaling approximately $215,000. In March, 2010, the Company completed a sale of common stock with an aggregate sale price of approximately $9.7 million, including the conversion of $1.0 million of indebtedness to our Chief Executive Officer into common stock. The proceeds of the stock offering will be used to fund general working capital needs.

Furthermore, the Company is expanding into new marketing and sales channels. The Company has entered into the utility locating market, has entered into a joint marketing agreement with a strategic partner, and is exploring relationships with additional strategic partners to increase capital from operations. The Company has begun to market probes to third-parties to meet our minimum purchase requirements under the Amended Reduct License Agreement. The Company is also investigating diversifying operations by identifying potential acquisitions of technology to supplement the Reduct Smart Probe™ technology.

We believe that our actions and planned actions will enable us to finance our operations beyond December 31, 2010.

Results of Operations

Sales were $825,669 for the year ended December 31, 2009, compared to $1,567,575 for the year ended December 31, 2008. Cost of sales was $929,722 for the year ended December 31, 2009, compared to $673,397 for the year ended December 31, 2008. Our sales declined due to economic conditions in 2009. Cost of sales increased in 2009 as our fixed costs of sales increased due to expansion of our operations. We expect sales and cost of sales to fluctuate as our business reaches maturity.

Selling, general and administrative (“SG&A”) expenses include all costs that are not directly associated with our revenue-generating activities. SG&A expenses include payroll costs for sales, administrative, and technical personnel, sales and marketing costs, corporate costs, and facilities costs.

SG&A expenses were $7,510,950 for the year ended December 31, 2009, compared to $5,338,285 for the year ended December 31, 2008. The increase was primarily due to expenses incurred in connection with the adoption of the Amended Reduct License Agreement of $3.1 million in 2009. In 2008, the Company incurred expenses of $1.2 million related to amendments to the Original Reduct License Agreement. SG&A expenses also increased in 2009 due to the expansion of our sales and administrative staff and marketing costs associated with a marketing campaign in 2009. These increases in expenses were partially offset by decreases in legal, accounting, and other expenses due to expenses incurred in 2008 related to the acquisition of Kayenta Kreations, Inc., legal, accounting and other expenses related to other potential acquisitions, and legal expenses related to the filing of a Registration Statement under the Securities Act of 1933, as amended, for a portion of our shares.

Other income and expenses include interest income, interest expense, non-business income and expenses, and gains or losses on foreign currency exchange. Other income and expense was net expense of $182,973 for the year ended December 31, 2009, compared to a net expense of $74,895 for the year ended December 31, 2008. Included in other income and expense during the year ended December 31, 2009 was interest income of $30,374, interest expense of $214,680, and other income of $1,333. During the year ended December 31, 2007, other income and expense included interest income of $21,244, interest expense of $59,788, other income of $171, and a loss on foreign currency exchange of $36,522. The increase in interest expense in 2009 is due to the increase in notes payable to stockholders and capital lease liabilities. The decrease in losses on foreign currency exchange from 2008 to 2009 is because the Company had to liabilities to be settled in foreign currency in 2009.

We had no net benefit from income taxes, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2009.

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

Impairment Assessment of Intangible Assets. Intangible assets consist of exclusive license rights to the patent pending DuctRunner Smart Probe™ technology. We currently license the technology from Reduct under the Original Reduct License Agreement, which provides us with exclusive control rights to the DuctRunner Smart Probe™ technology throughout the continents of North America, South America, and Australia. Upon the effectiveness of the Amended Reduct License Agreement, we will continue as the exclusive licensee of the technology through restructured minimum purchase quantities and payment terms. We recorded an intangible asset of $1,367,000 upon use of the license. In addition to the license fees, we are required to make minimum purchases of Smart Probes™. If we are unable to satisfy the remainder of the Advance Payment due April 30, 2010 or unable subsequently to satisfy minimum purchase requirements required pursuant to the Amended Reduct License Agreement, Reduct may terminate the license agreement, and our investment in the license rights would be impaired.

Under the Original Reduct License Agreement, the license rights had an indefinite useful life. Accordingly, the license rights were not amortized under accounting principles generally accepted in the United States of America. Upon the execution of the Amended Reduct License Agreement on December 15, 2009, we determined that the license rights have a finite life. We estimate the useful life of the license rights under the Amended Reduct License Agreement to be twelve years. Accordingly, we will amortize the investment in the license rights over a twelve-year period beginning January 1, 2010. We test the carrying value of the license rights annually for impairment, and review their useful life. Should the license rights be determined to be impaired, the value of the asset will be written down, and a loss recognized in the period in which the asset’s recorded value exceeds its fair value. In our test for impairment, we determine the fair value of the license rights based on a five-year projection of future cash flows, which is updated annually based on management’s projections.

In our review of the license rights for the year ended December 31, 2009, we determined that the estimated fair value of those assets substantially exceeded our $1,367,000 investment in our intangible assets and therefore, the value of the license rights was not impaired. If our current estimate of future cash flows from our license fees had been 10% lower, those cash flows would not have been less than the reported amount of intangible assets. If we had been required to recognize an impairment loss on our intangible assets, our liquidity and capital resources would not have been affected.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At December 31, 2009, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At December 31, 2009, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk—Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. We do not have significant short-term investments. Accordingly, we believe that we do not have a material interest rate exposure.

Foreign Currency Risk—Our functional currency is the United States dollar. Some of our business transactions are denominated in foreign currencies. At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured and recorded in United States dollars using the exchange rate in effect at that time. At each balance sheet date, balances that will be settled in foreign currencies are adjusted to reflect the current exchange rate. Any gain or loss resulting from changes in foreign currency exchange rates is included in net income in the period in which the exchange rate changes.

Under the Original Reduct License Agreement, most of our transactions with Reduct were denominated in Euros. Under the Amended Reduct License Agreement, most future transactions with Reduct will be denominated in United States dollars. At December 31, 2009, other than the existing obligations under the Original Reduct License Agreement, which will be superseded by the Amended Reduct License Agreement upon its effectiveness, we had no liabilities denominated in Euros.

Commodity Price Risk—Based on the nature of our business, we have no direct exposure to commodity price risk.

Item 8.	Financial Statements and Supplemental Data.

GEOSPATIAL HOLDINGS, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and

Stockholders of Geospatial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Geospatial Holdings, Inc. (a Nevada corporation) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Geospatial Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 14 to the consolidated financial statements, the Company has incurred net losses since inception. Operations and capital requirements since inception have been funded by sales of stock and advances from its chief executive officer, and current liabilities exceed current assets by $3,862,583. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goff Backa Alfera and Company, LLC

Pittsburgh, Pennsylvania

April 14, 2010

Geospatial Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$481,536	$42,793
Accounts receivable, net of allowance for doubtful accounts of $10,000 at
December 31, 2009 and 2008	263,653	51,271
Costs and estimated earnings in excess of billings on uncompleted contracts	61,624	11,479
Notes receivable	397,373	361,612
Prepaid expenses	371,772	188,358

Total current assets	1,575,958	655,513

Property and equipment:
Field equipment	1,090,205	905,635
Office equipment	106,832	99,616
Vehicles	920,853	17,530

Total property and equipment	2,117,890	1,022,781
Less: accumulated depreciation	(514,105)	(330,209)

Net property and equipment	1,603,785	692,572

Other assets:
License fees	1,367,000	1,367,000
Deposits on equipment	500,000	—

Total other assets	1,867,000	1,367,000

Total assets	$5,046,743	$2,715,085

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,391,488	$710,493
Accrued expenses	3,670,337	105,168
Billings in excess of costs and estimated earnings on uncompleted contracts	—	25,159
Current portion of capital lease liabilities	210,645	—
Due to stockholder	26,000	32,500
Notes payable to stockholders	140,071	2,118,808

Total current liabilities	5,438,541	2,992,128

Non-current liabilities:
Capital lease liabilities	458,167	—
Convertible note payable to stockholder	1,013,637	—

Total non-current liabilities	1,471,804	—

Total liabilities	6,910,345	2,992,128

Commitments and contingencies (Note 9)	—	—

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2009 and 2008; 1,575,000 and 0 shares issued and outstanding at December 31, 2009 and 2008, respectively	1,575	—
Common stock, $.001 par value; 100,000,000 shares authorized at December 31, 2009 and 2008; 31,124,369 and 23,759,806 shares issued and outstanding at December 31, 2009 and 2008, respectively	31,124	23,760
Additional paid-in capital	13,473,089	7,270,611
Accumulated deficit	(15,369,390)	(7,571,414)

Total stockholders’ deficit	(1,863,602)	(277,043)

Total liabilities and stockholders’ deficit	$5,046,743	$2,715,085

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31, 2009	Year Ended December 31, 2008
Sales	$825,669	$1,567,575
Cost of sales	929,722	673,397

Gross profit	(104,053)	894,178
Selling, general and administrative expenses	7,510,950	5,338,285

Net loss from operations	(7,615,003)	(4,444,107)

Other income (expense):
Interest income	30,374	21,244
Interest expense	(214,680)	(59,788)
Other income	1,333	171
Loss on foreign currency exchange	—	(36,522)

Total other income and expenses	(182,973)	(74,895)

Net loss before income taxes	(7,797,976)	(4,519,002)
Provision for (benefit from) income taxes	—	—

Net loss	$(7,797,976)	$(4,519,002)

Basic and fully-diluted net loss per share of common stock	$(0.30)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2009 and 2008

	Geospatial Mapping Systems, Inc.				Geospatial Holdings, Inc.				Additional Paid-In Capital	Accumulated Deficit	Total
	Preferred Stock		Common Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2007	—	$—	17,352,352	$17,352	—	$—	—	$—	$4,792,324	$(3,052,412)	$1,757,264
Issuance of common stock for cash at $0.80 per share	—	—	1,562,500	1,563	—	—	—	—	1,248,437	—	1,250,000
Issuance of common stock in settlement of note at $0.80 per share	—	—	1,129,336	1,129	—	—	—	—	902,340	—	903,469
Issuance of common stock for cash in settlement of warrant at $0.50 per share	—	—	30,000	30	—	—	—	—	14,970	—	15,000
Issuance of shares of Geospatial Holdings, Inc. common stock to stockholders of Kayenta Kreations, Inc. pursuant to merger	—	—	—	—	—	—	3,685,618	3,686	312,540	—	316,226
Exchange of shares of Geospatial Mapping Systems, Inc. common stock for shares of Geospatial Holdings, Inc. common stock	—	—	(20,074,188)	(20,074)	—	—	20,074,188	20,074	—	—	—
Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	—	—	(4,519,002)	(4,519,002)

Balance, December 31, 2008	—	—	—	—	—	—	23,759,806	23,760	7,270,611	(7,571,414)	(277,043)
Issuance of common stock for cash at $1.00 per share	—	—	—	—	—	—	250,000	250	249,750	—	250,000
Issuance of common stock for cash at $0.50 per share, less offering costs	—	—	—	—	—	—	4,894,900	4,895	2,346,318	—	2,351,213
Issuance of common stock in settlement of notes payable at $1.00 per share	—	—	—	—	—	—	2,104,638	2,104	2,102,534	—	2,104,638
Issuance of common stock for services at $1.00 per share	—	—	—	—	—	—	115,025	115	114,910	—	115,025
Issuance of Series A Preferred Stock at $1.00 per share, less offering costs	—	—	—	—	1,575,000	1,575	—	—	1,388,966	—	1,390,541
Net loss for the year ended December 31, 2009	—	—	—	—	—	—	—	—	—	(7,797,976)	(7,797,976)

Balance, December 31, 2009	—	$—	—	$—	1,575,000	$1,575	31,124,369	$31,124	$13,473,089	$(15,369,390)	$(1,863,602)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,797,976)	$(4,519,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	183,896	150,926
Accrued interest receivable	(30,315)	(24,026)
Accrued interest payable	195,539	55,277
Issuance of common stock for reverse acquisition	—	316,226
Issuance of common stock for services	215,025	—
Rent expensed through increase in due to stockholder	45,500	32,500
Changes in operating assets and liablities:
Accounts receivable	(212,382)	(43,741)
Costs and estimated earnings in excess of billings on uncompleted contracts	(50,145)	(11,479)
Prepaid expenses	(183,414)	(106,373)
Accounts payable	680,995	628,252
Accrued expenses	3,565,169	1,060,921
Billings in excess of costs and estimated earnings on uncompleted contracts	(25,159)	25,159

Net cash used in operating activities	(3,413,267)	(2,435,360)

Cash flows from investing activities:
Purchase of property, plant and equipment	(393,733)	(37,169)
Expenditures for license fees	—	(937,330)
Deposit on equipment	(500,000)	(732,796)
Notes receivable issued	(5,446)	(230,000)

Net cash used in investing activities	(899,179)	(1,937,295)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	2,501,213	1,265,000
Proceeds from sale of Series A Preferred Stock, net of offering costs	1,390,541	—
Net borrowings from stockholders	892,000	2,967,000
Principal payments on capital lease liabilities	(32,565)	—

Net cash provided by financing activities	4,751,189	4,232,000

Net change in cash and cash equivalents	438,743	(140,655)
Cash and cash equivalents at beginning of period	42,793	183,448

Cash and cash equivalents at end of period	$481,536	$42,793

Supplemental disclosures:
Cash paid during period for interest	$19,141	$4,510
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of common stock in settlement of liabilities	2,104,639	903,469
Issuance of common stock for services	215,025	—
Capital lease liabilities incurred	701,377	—
Reclassification of due to stockholder to note payable to stockholder	52,000	—
Accrued license fees	—	592,934
Accrued deposit on equipment	—	497,520

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies

This summary of significant accounting policies of Geospatial Holdings, Inc., a Nevada corporation (the “Company”) is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company utilizes innovative proprietary technologies to acquire and manage data related to underground assets. The Company’s services include pipeline data acquisition, utility locating, professional data management, and pipeline field services. The Company is located in Sarver, Pennsylvania, and provides services throughout the United States. The Company also provides services on a limited basis in Canada.

Consolidation

The Company’s financial statements include wholly-owned subsidiaries Geospatial Mapping Systems, Inc. (“GMSI”), Utility Services and Consulting Corporation, and Geospatial Pipeline Services, LLC. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

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

These estimates are discussed further throughout these Notes to Financial Statements.

Accounting Method

The Company’s financial statements are prepared on the accrual method of accounting.

Reclassifications

Certain amounts from the Company’s financial statements as of and for the year ended December 31, 2008 have been reclassified to conform to current year presentation.

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

Accounts Receivable

Accounts receivable are presented in the statement of financial position net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The allowance for doubtful accounts was $10,000 at December 31, 2009 and 2008.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, and accelerated methods for tax purposes, based on estimated useful lives ranging from three to ten years. Depreciation expense was $183,896 and $150,926 for the years ended December 31, 2009 and 2008, respectively.

Expenditures for major renewals and betterments that materially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

The Company leases vehicles, field equipment, and office equipment under leases with terms of two to three years. Each lease is analyzed using the criteria in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases, to determine whether the lease is a capital or operating lease. Capital leases are recorded at the inception of the lease as property and equipment, and a capital lease liability of the same amount, at the lesser of the fair value of the leased asset or the present value of the minimum lease payments. Assets recorded under capital lease agreements are depreciated over their estimated useful lives. Depreciation of assets recorded under capital leases is included with depreciation expense related to owned assets. At December 31, 2009, assets under capital leases and the related accumulated depreciation amounted to $930,946 and $23,734, respectively. The company had no assets under capital lease at December 31, 2008.

Intangible Assets

Intangible assets consist of exclusive license rights to the patent pending DuctRunner Smart Probe™ technology. The Company licenses the technology from Reduct NV (“Reduct”), a Belgian company, the developer of the technology, under an Exclusive License and Distribution Agreement dated August 3, 2006 (as amended, the “Original Reduct License Agreement”). The Original Reduct License Agreement provides the Company with exclusive control rights to the DuctRunner Smart Probe™ technology throughout the continents of North America, South America, and Australia. The Company recorded total license fees of $1,367,000 upon use of the license. During 2009 and 2008, the Company incurred expense of approximately $3,100,000 and $1,206,000, respectively, in connection with maintenance of the license.

On December 15, 2009, the Company, Reduct, and Delta Networks Ltd., SA, (“Delta”) a Luxembourg company, the owner of substantially all of the capital stock of Reduct, entered into an Amended and Restated License and Distribution Agreement (the “Amended Reduct License Agreement”). The Amended License Agreement becomes effective upon an advance payment for purchase of Smart Probe™ equipment totaling $4,950,000 due January 31, 2010, and supersedes the Original Reduct License Agreement. The Amended Reduct License Agreement has an initial term of three years, and is renewable at the discretion of the Company for successive three-year terms. The Amended Reduct License Agreement restructures the payment and minimum purchase requirements that existed under the Original Reduct License Agreement.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Intangible Assets (continued)

In addition to the license fees, the Company is obligated to make minimum purchases of Smart Probes™. The minimum purchase requirements of the Amended Reduct License Agreement are set forth in Note 9.

Under the Original Reduct License Agreement, the license rights had an indefinite useful life. Accordingly, the rights were not amortized under FASB ASC 350, Intangible Assets – Goodwill and Other. Upon the execution of the Amended Reduct License Agreement, the Company determined that the license rights have an estimated useful life of twelve years. Accordingly, the license rights will be amortized over a twelve-year period beginning January 1, 2010. The useful life of the license rights is reviewed annually and the carrying value of the license rights is tested annually for impairment. Should the license rights be determined to be impaired, the value of the asset will be written down and a loss recognized in the period in which the asset’s recorded value exceeds its fair value.

Fair Value Measurements

FASB ASC 820-10, Fair Value Measurements and Disclosures—Overall, establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

In accordance with FASB ASC 820, the Company is required to adjust the carrying value or provide valuation allowance for its license fee intangible assets using fair value measurements on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis. However, they are subject to fair value adjustments in certain circumstances, such as when there is evidence that impairment may exist.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Fair Value Measurements (continued)

The following table summarizes the assets measured at fair value on a nonrecurring basis as of the measurement date, December 31, 2009, by level within the fair value hierarchy:

		Fair Value Measurements at December 31, 2009
	Total Carrying Value at	Quoted prices in active	Significant other	Significant
	December 31, 2009	markets (Level 1)	observable inputs (Level 2)	unobservable inputs (Level 3)
Intangible asset – license fees	$1,367,000	$—	$—	$1,367,000

The license fee intangible asset is subject to impairment testing on an annual basis, or sooner if circumstances indicate that impairment may exist. The valuation uses assumptions such as interest and discount rates, growth projections, and other assumptions of future business conditions. These valuation methods require a significant degree of management judgment concerning the use of internal and external data. In the event that these methods indicate that fair value is less than carrying value, the asset would be recorded at fair value as determined by the valuation models. As such, the Company classifies license fee intangible assets subject to nonrecurring fair value adjustments in the hierarchy of disclosure inputs as Level 3.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company records revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.

Substantially all of the Company’s contracts for services are rendered under the following types of contracts:

Fixed-price contracts are contracts in which the Company’s clients are billed at defined milestones for an agreed amount negotiated in advance for a specified scope of work. Revenues for fixed-price contracts are recognized under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are performed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project.

Units of delivery contracts are contracts in which the Company’s clients are billed an agreed amount for each unit of service that is delivered to the client. Revenues for units of delivery contracts are recognized as each unit of service is completed.

Time-and-materials contracts are contracts in which the Company and the client negotiate billing rates, typically hourly, and bill based on the actual time expended, plus other direct costs incurred in connection with the contract. Revenues for time-and-materials contracts are recognized as the services are rendered.

Advance customer payments are recorded as deferred revenue until such time as they are recognized as revenue.

Revenues are recorded net of sales taxes collected.

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2009 and 2008 was $160,554 and $4,623, respectively.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Deferred Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryovers.

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

Stock-Based Payments

The Company accounts for its stock-based compensation in accordance with FASB ASC 718, Stock Compensation. The Company records compensation expense for employee stock options at the fair value of the stock options at the grant date, amortized over the vesting period. The Company records expense for stock options, warrants, and similar grants issued to non-employees at their fair value at the grant date, or the fair value of the consideration received, whichever is more readily available.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies (continued)

Segment Reporting

The Company operates one segment. Accordingly, no segment reporting is presented.

Recent Accounting Pronouncements

The Company adopted FASB ASC 740-10-25, Income Taxes—Overall—Recognition, on January 1, 2008. FASB ASC 740-10-25 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. FASB ASC 740-10-25 requires the evaluation of tax positions taken or expected to be taken in the course of preparing tax returns to determine whether the tax positions have met a “more-likely-than-not” threshold of being sustained by the applicable tax authority. Tax benefits related to tax positions not deemed to meet the “more-likely-than-not” threshold are not permitted to be recognized in the consolidated financial statements. The adoption of FASB ASC 10-25 had a minimal impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted the provisions of FASB ASC 805, Business Combinations, which significantly changes the accounting for business combinations. Under FASB ASC 805, an acquiring entity is required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. FASB ASC 805 changes the accounting treatment for certain specific acquisition related items including, among other items: expensing acquisition related costs as incurred; valuing noncontrolling interests at fair value at the acquisition date; and expensing restructuring costs associated with an acquired business. FASB ASC 805 also includes a substantial number of new disclosure requirements. As the provisions of FASB ASC 805 are applied prospectively to business combinations for which the acquisition occurs after January 1, 2009, the full impact to the Company, while expected to be material, will be dependent upon any individual transactions consummated.

On September 30, 2009, the Company adopted FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the Financial Accounting Standards Board to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements of Financial Accounting Standards, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 2 – Capital Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share. Each outstanding share of common stock entitles the holder to one vote on all matters. Stockholders do not have preemptive rights to purchase shares in any future issuance of common stock. Upon the Company’s liquidation, common stockholders are entitled to a pro-rata share of assets, if any, after payment of creditors and preferred stockholders.

The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. All powers and rights of the shares of preferred stock are determined by the Company’s Board of Directors at issuance.

On December 11, 2009, the Company filed a Certificate of Designations, Powers, Preferences and Rights of the Series A Preferred Stock of Geospatial Holdings, Inc. (the “Certificate of Designations”) with the State of Nevada. The Certificate of Designations designated 1,575,000 shares of Series A Convertible Preferred Stock for issuance by the Company. Each share of Series A Convertible Preferred Stock is convertible to shares of common stock in accordance with the terms of the Certificate of Designations. Each holder of Series A Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which the Series A Convertible Preferred Stock may be converted. The holders of Series A Convertible Preferred Stock are entitled to a liquidation preference equal to the original issue price, and a dividend preference over the holders of common stock.

Note 3 – Merger

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

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 3 – Merger (continued)

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

Note 4 – Accounts Receivable

Accounts receivable consisted of the following at December 31, 2009:

Billed:
Fixed-price contracts:
Completed contracts	$43,046
Contracts in progress	2,370
Units of delivery contracts	197,522
Retainage	2,981
Unbilled	27,734
Less: allowance for doubtful accounts	(10,000)

$263,653

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 5 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at December 31, 2009:

Costs incurred on uncompleted contracts	$104,152
Estimated earnings	73,420

177,572
Billings to date	(115,948)

$61,624

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$61,624
Billings in excess of costs and estimated earnings on contracts in progress	—

$61,624

Note 6 – Backlog

The following schedule summarizes changes in backlog on fixed-price contracts during the year ended December 31, 2009. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted fixed-price contracts in progress at the end of the year, and from fixed-price contractual agreements on which work has not yet begun. Backlog does not include any amounts from signed units of delivery or time-and-materials contracts.

Backlog balance at December 31, 2008	$838,627
New contracts awarded during the year	812,430
Contract adjustments	(758,216)

892,841
Less: contract revenue earned during the period	(612,191)

Backlog balance at December 31, 2008	$280,650

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 7 – Notes Receivable

During the years ended 2009 and 2008, the Company advanced cash totaling $5,446 and $230,000, respectively, to Mid-Atlantic Pipe Services, Inc. (“MAPS”) in exchange for Promissory Notes from MAPS. The Promissory Notes bear interest at 8% per annum, which totaled $30,315 and $24,026 for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, MAPS owed the Company $397,373 and $361,612, respectively.

Note 8 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	(2,449,872)	(1,319,303)
State	(777,737)	(418,826)

	(3,227,609)	(1,738,129)

Total income taxes	(3,227,609)	(1,738,129)
Less: valuation allowance	3,227,609	1,738,129

Net income taxes	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Federal statutory rate	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5
Valuation allowance	(41.5)	(41.5)

Effective rate	0.0%	0.0%

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 8 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below as of December 31, 2009 and 2008. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under SFAS 109.

	As of December 31,
	2009	2008
Start-up costs	$96,492	$106,325
License fees	(88,247)	(50,427)
Depreciation	(108,618)	(81,885)
Allowance for doubtful accounts	4,150	4,150
Accrued expenses	1,330,179	13,488
Uncompleted contracts	(30,469)	(13,634)
Net operating loss carryforward	5,024,929	3,022,791

Deferred income taxes	6,228,416	3,000,808
Less: valuation allowance	(6,228,416)	(3,000,808)

Net deferred income taxes	$—	$—

At December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $12,108,000. The federal and state net operating loss carryforwards expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 9 – Commitments and Contingencies

Amended Reduct License Agreement

The Company’s Amended Reduct License Agreement provides the Company with exclusive control over the rights to the DuctRunner Smart Probe™ technology throughout the continents of North America, South America, and Australia.

Pursuant to the Amended Reduct License Agreement, the Company must make minimum quarterly purchases as shown below on an annualized basis:

Year Ending December 31,	Minimum Annual Payments
2010	$10,950,000
2011	$11,750,000
2012	$6,612,500

Bank Deposits

The Company maintains its cash in bank deposit accounts at financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The bank accounts at times exceed FDIC limits. The Company has not experienced any losses on such accounts.

Lease Obligations

The Company leases office space under non-cancelable operating leases with lease terms ranging from less than one year to two years. The Company leases vehicles, field equipment, and office equipment under non-cancelable capital leases with lease terms ranging from two to three years. Rent expense under non-cancelable operating leases was $103,206 and $85,233 for the years ended December 31, 2009 and 2008, respectively. Future annual minimum lease payments under non-cancelable capital and operating leases were as follows as of December 31, 2009:

Year Ending December 31,	Capital Lease Obligations	Operating Lease Obligations	Total
2010	$283,701	$27,100	$310,801
2011	280,963	19,800	300,763
2012	222,725	—	222,725

Total minimum lease payments	787,389	46,900	834,289
Less: amounts representing interest	118,577	—	118,577

Present value of minimum lease payments	$668,812	$46,900	$715,712

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 10 – Concentrations

Reduct is the developer and sole supplier of the DuctRunner Smart Probe™, which is an essential component of a significant portion of the Company’s services.

The Company derives a significant portion of its revenues from a few customers. Revenues from significant customers as a percentage of total revenues were as follows for the years ended December 31:

	2009	2008
Customer A	25.7%	*
Customer B	19.4%	—
Customer C	—	44.3%
Customer D	—	35.8%

* Less than 10%.

Note 11 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate and engineering/operations staff. The Company incurred $78,000 of lease expense for this building during each of the years ended December 31, 2009 and 2008. The Company owed Mr. Smith $26,000 and $32,500 for unpaid rent at December 31, 2009 and 2008, respectively.

During the year ended December 31, 2008, Mr. Smith loaned the Company $2,867,000 for working capital purposes. Interest on the loan at 8% per annum, compounded monthly, amounted to $52,242 during the year ended December 31, 2008. During 2008, $903,469 of the loan and accrued interest was settled by the issuance of 1,129,336 shares of the Company’s common stock at conversion price of $0.80 per share. At December 31, 2008, the balance due on the note, including accrued interest, was $2,015,772.

During the year ended December 31, 2009, Mr. Smith loaned the Company $882,000, net of repayments. In addition, Mr. Smith converted $52,000 of unpaid rent to the note payable. Interest on the loan at 8% per annum, compounded monthly, amounted to $178,491 during the year ended December 31, 2009.

On October 30, 2009, Mr. Smith and the Company entered into a Note Conversion Agreement, in which Mr. Smith converted the outstanding loan balance of $3,128,263 into: i) 2,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share; ii) a $1,000,000 8% Unsecured Convertible Promissory Note (the “Smith Convertible Note”); and iii) a $128,263 8% Unsecured Promissory Note (the “Smith Demand Note”).

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 11 – Related Party Transactions (continued)

The Smith Convertible Note bears interest at 8% per annum, compounded monthly. The Smith Convertible Note is payable on the earlier of the Company’s closing of a round of convertible preferred or common stock financing of at least $10,000,000 or December 31, 2011. At any time prior to December 31, 2011, Mr. Smith may convert the outstanding principal balance of the Smith Convertible Note to the Company’s common stock at a conversion price of $1.00 per share. Interest on the Smith Convertible Note was $13,637 for the year ended December 31, 2009. The balance due on the Smith Convertible Note, including accrued interest, was $1,013,637 at December 31, 2009. Minimum payments on the Smith Convertible Note were as follows as of December 31, 2009:

Year ending December 31, 2010	$—
Year ending December 31, 2011	1,013,637

Total	$1,013,637

Subsequent to December 31, 2009, on March 19, 2010, the Company cancelled the indebtedness owed pursuant to the Smith Convertible Note and in exchange Smith acquired 1,000,000 shares of the Company’s common stock at $1.00 per share on behalf of he and his wife; 200,000 shares of the Company’s common stock at $1.00 per share on behalf of 2000 Irrevocable Trust for Ian Smith; and 200,000 shares or the Company’s common stock at $1.00 per share on behalf of 2000 Irrevocable Trust for Benjamin Smith.

The Smith Demand Note bears interest at 8% per annum, compounded monthly, and is payable upon demand. Interest on the Smith Demand Note was $1,749 for the year ended December 31, 2009. At December 31, 2009, the balance due on the Smith Demand Note was $130,012.

On December 4, 2009, Mr. Smith advanced the Company $10,000. Interest on the note at 8% per annum, compounded monthly, for the year ended December 31, 2009 was $59. At December 31, 2009, the balance due on the note was $10,059.

During the year ended December 31, 2008, another stockholder loaned the Company $100,000 for working capital purposes. The stockholder owned approximately 14% of the Company’s outstanding common stock at the time of the advance. At December 31, 2008, the balance due on the note, including accrued interest, was $103,036. On March 10, 2009, the balance due on the note of $104,638, including accrued interest, was converted to 104,638 shares of the Company’s common stock and warrants to purchase 20,927 shares of the Company’s common stock at $1.50 per share, exercisable for ten years. Interest on the loan at 8% amounted to $1,603 and $3,036 for the years ended December 31, 2009 and 2008, respectively.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 12 – Net Loss Per Share of Common Stock

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Net loss	$(7,797,976)	$(4,519,002)
Divided by:
Weighted average shares outstanding	26,190,928	22,134,029

Basic and fully-diluted net loss per share	$(0.30)	$(0.20)

During 2009, the Company issued 1,575,000 shares of Series A Preferred Stock. At December 31, 2009, each share of Series A Preferred Stock was convertible into one share of common stock. Upon the occurrence of certain events, the conversion ratio of Series A Preferred Stock to common stock may change. The shares of Series A Preferred Stock were not included in the computation of diluted earnings per share for the year ended December 31, 2009 because the effect of their conversion would be antidilutive.

The effect of the potential conversion of the Smith Convertible Note to 1,013,637 shares of common stock was not included in the computation of diluted earnings per share for the year ended December 31, 2009 because the effect of its conversion would be antidilutive.

The effects of options to purchase 12,195,000 and 11,670,000 shares of common stock, and warrants to purchase 5,716,272 and 3,837,545 shares of common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2009 and 2008, respectively, because the effect of their conversion would be antidilutive.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 13 – Stock-Based Payments

On December 1, 2007, the Company adopted the 2007 Stock Option Plan (the “Plan”), under which the Compensation Committee of the Board of Directors (the “Committee”) may award grants of options to purchase up to 15,000,000 shares of the Company’s common stock to eligible employees, directors, and consultants, subject to exercise prices and vesting requirements determined by the Committee. The Board of Directors has reserved 15,000,000 shares of the Company’s Common Stock for issuance under the Plan. During the year ended December 31, 2009, the Company granted options to purchase 675,000 shares of the Company’s common stock to eligible employees at prices ranging from $0.41 to $1.50 per share. During the year ended December 31, 2008, the Company granted options to purchase 1,870,000 shares of the Company’s common stock to eligible employees at prices ranging from $0.80 to $1.75 per share.

Using the Black-Scholes option pricing model, management has determined that the stock options granted in 2009 and 2008 had no value. Accordingly, no compensation cost or other expense was recorded for the stock options. The current value of a share of the Company’s common stock used in the Black-Scholes option pricing model was determined by an independent valuation. The value per share as determined by the valuation was $0.27 and $0.16 per share as of December 31, 2009 and 2008, respectively.

The assumptions used and the weighted average calculated value of the stock options are as follows at December 31:

	2009	2008
Risk-free interest rate	4.6%	2.2%
Expected dividend yield	None	None
Expected life of options	5 years	5 years
Expected volatility rate	50%	25%
Weighted average fair value of options granted	$0.00	$0.00

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 13 – Stock-Based Payments (continued)

The following is an analysis of the options to purchase the Company’s common stock:

	Total Options	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term (In Years)
Total options outstanding at January 1, 2008	9,700,000	$0.50
Granted	1,870,000	0.86
Exercised	—	—
Lapsed and forfeited	—	—

Total options outstanding at December 31, 2008	11,570,000	$0.56	$—	9.0

Options vested and expected to vest at December 31, 2008	9,649,998	$0.51	$—	8.9

Options exercisable at December 31, 2008	9,649,998	$0.51	$—	8.9

Total options outstanding at January 1, 2009	11,570,000	$0.56
Granted	675,000	0.69
Exercised	—	—
Lapsed and forfeited	(50,000)	0.80

Total options outstanding at December 31, 2009	12,195,000	$0.56	$—	8.1

Options vested and expected to vest at December 31, 2009	10,545,550	$0.53	$—	8.0

Options exercisable at December 31, 2009	10,545,550	$0.53	$—	8.0

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 13 – Stock-Based Payments (continued)

The following is an analysis of nonvested options:

	Nonvested Options	Weighted Average Fair Value
Nonvested options at January 1, 2008	633,334	$—
Granted	1,870,000	—
Vested	(533,332)	—
Forfeited	—	—

Nonvested options at December 31, 2008	1,970,002	—
Granted	675,000	—
Vested	(945,552)	—
Forfeited	(50,000)	—

Nonvested options at December 31, 2009	1,649,450	$—

On June 6, 2007, the Company entered into an Agreement (the “2007 Agreement”) with Reduct to extend and amend the Original Reduct License Agreement. Pursuant to the 2007 Agreement, the Company granted Delta warrants purchase 3,000,000 shares of the Company’s common stock at $0.50 per share until October 31, 2009. The warrants expired on October 31, 2009.

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

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 13 – Stock-Based Payments (continued)

On December 18, 2008, pursuant to Amendment No. 3 to the Original Reduct License Agreement, the Company granted Delta warrants to purchase 500,000 shares of the Company’s common stock at the lesser of $3.00 per share, or 85% of the price per share of any of the Company’s common stock or preferred stock sold in any subsequent offering. On December 21, 2009, pursuant to the Amended Reduct License Agreement, the exercise price on the warrants was changed to $0.43 per share. The warrants expire on December 31, 2013.

During 2009, the Company granted warrants to purchase 70,927 shares of the Company’s common stock at $1.50 per share for five years to certain stockholders in connection with the sale of common stock. The warrants expire in 2014.

During 2009, the Company granted warrants to purchase 217,800 shares of the Company’s common stock at $0.55 per share for ten years to certain contractors in settlement of contractual obligations. The warrants expire in 2019.

On March 6, 2009, the Company entered into an Employment Agreement with David Vosbein, the Company’s president (the “Vosbein Employment Agreement”). Pursuant to the Vosbein Employment Agreement, the Company granted warrants to purchase 2,000,000 shares of the Company’s common stock at $1.23 for ten years to Mr. Vosbein. Warrants to purchase 1,000,000 shares of the Company’s common stock vested immediately upon the grant, and with the balance vesting over twelve months. On October 30, 2009, the Company and Mr. Vosbein entered into an Agreement (the “Vosbein Warrant Agreement”). Pursuant to the Vosbein Warrant Agreement, the Company cancelled the warrants to purchase 2,000,000 shares of the Company’s common stock at $1.23, and issued Mr. Vosbein warrants to purchase 1,590,000 shares of the Company’s common stock at $1.00, with 1,173,333 shares vested immediately at the grant date, and the balance vesting over five months.

Using the Black-Scholes option pricing model, management has determined that the warrants to purchase the Company’s Common Stock granted to non-employees in 2009 and 2008 have no value. Accordingly, no expense was recorded upon the grants of the warrants to purchase the Company’s common stock. The current value of a share of the Company’s common stock used in the Black-Scholes option pricing model was determined by an independent appraisal.

The assumptions used and the weighted average calculated value of the stock purchase rights are as follows for the year ended December 31:

	2009	2008
Risk-free interest rate	4.6%	2.2%
Expected dividend yield	None	None
Expected life of warrants	5 years	2 years
Expected volatility rate	50%	25%
Weighted average fair value of warrants granted	$0.00	$0.00

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 13 – Stock-Based Payments (continued)

The following is an analysis of the warrants to purchase the Company’s common stock.

	Total Options	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term (In Years)
Total warrants outstanding at January 1, 2008	3,100,000	$0.50
Granted	837,545	2.49
Exercised	(30,000)	0.50
Lapsed and forfeited	(70,000)	0.50

Total warrants outstanding at December 31, 2008	3,837,545	$0.54	$—	2.1

Warrants vested and expected to vest at December 31, 2008	3,837,545	$0.54	$—	2.1

Warrants exercisable at December 31, 2008	3,837,545	$0.54	$—	2.1

Total warrants outstanding at January 1, 2009	3,837,545	$0.54
Granted	6,878,727	0.84
Exercised	—	—
Lapsed and forfeited	(5,000,000)	0.79

Total warrants outstanding at December 31, 2009	5,716,272	$0.58	$—	5.4

Warrants vested and expected to vest at December 31, 2009	5,466,272	$0.71	$—	5.2

Warrants exercisable at December 31, 2009	5,466,272	$0.71	$—	5.2

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 13 – Stock-Based Payments (continued)

The following is an analysis of nonvested warrants:

	Nonvested Warrants	Weighted Average Fair Value
Nonvested warrants at January 1, 2008	—	$—
Granted	837,545	—
Vested	(837,545)	—
Forfeited	—	—

Nonvested warrants at December 31, 2008	—	—
Granted	6,878,727	—
Vested	(4,628,727)	—
Forfeited	(2,000,000)	—

Nonvested warrants at December 31, 2009	250,000	$—

During 2009, the Company issued 115,025 shares of the Company’s common stock as payment for services. The Company recorded expense of $115,025, the fair value of the services received.

Note 14 – Going Concern

Since its inception, the Company has incurred net losses. In addition, the Company’s operations and capital requirements have been funded since its inception by sales of its common stock and advances from its chief executive officer. At December 31, 2009, the Company’s current liabilities exceeded its current assets by $3,862,583. Those factors, as well as the Company’s commitments under the Amended Reduct License Agreement (as discussed in Note 9) create an uncertainty about the Company’s ability to continue as a going concern. The Company’s management is developing a plan to secure financing sufficient for the Company’s operating and capital requirements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

Note 15 – Subsequent Events

On January 1, 2010, the Company issued warrants to purchase 150,000 shares of common stock to a contractor. The warrants have an exercise price of $1.00 per share, and vest over twelve months. The warrants expire on January 1, 2020.

On January 7, 2010, the Company cancelled a warrant to purchase 250,000 shares of the Company’s common stock exercisable at $2.15 per share due to a contractor, and issued warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.38 per share. The warrants expire on January 7, 2020.

On January 29, 2010, the Company and Reduct entered into the First Amendment to the Amended and Restated Exclusive License and Distribution Agreement, which extended the date for payment of the Company’s advance payment for Smart Probe™ equipment of $4,950,000 under the Amended Reduct License Agreement from January 31, 2010 to March 31, 2010 in consideration for a payment by the Company of $100,000. On March 12, 2010, the Company and Reduct entered into the Second Amendment to the Amended and Restated Exclusive License and Distribution Agreement, which extended the date for payment of the Company’s advance payment for Smart Probe™ equipment of $4,950,000 under the Amended Reduct License Agreement from March 31, 2010 to $2,500,000 by March 17, 2010, and $2,450,000 by April 30, 2010. The Company paid Reduct $2,500,000 on March 12, 2010. The Amended Reduct License Agreement will become effective upon the payment by the Company of $2,450,000 by April 30, 2010.

On March 2, 2010, the Company entered into a Strategic Advisory Agreement (the “Strategic Advisory Agreement”) with Pace Global Energy Services, LLC (“Pace”) and Ridge Global, LLC (“Ridge”) to provide the Company with certain strategic advisory and other support services. Pursuant to the Strategic Advisory Agreement, the Company issued Pace Global Energy Services, LLC and Ridge Global, LLC warrants to purchase 1,600,000 and 2,400,000 shares, respectively, of the Company’s common stock at an exercise price of $1.00 per share. The warrants expire on March 2, 2012. Further, pursuant to the Strategic Advisory Agreement, the Company agreed to expand the number of members of the Company’s board of directors from three to five, and to appoint Timothy F. Sutherland, Chairman and Chief Executive Officer of Pace, and Thomas J. Ridge, President and Chief Executive Officer of Ridge, as members of the Company’s board of directors to fill the newly-created vacancies.

On March 19, 2010, the Company entered into a series of subscription agreements (collectively, the “March 2010 Subscription Agreement”) with various investors in connection with the sale of 8,589,771 shares of our common stock at $1.00 per share for an aggregate offering price of $8,589,771. Pursuant to section 7.1 of the March 2010 Subscription Agreement, the Company agreed to register the March 2009 Shares under the Securities Act by September 1, 2010. In the event that the Company fails to so register the March 2010 Shares each investor would be entitled to receive an additional allocation of 2% of its portion of the March 2010 Shares for each 30 day period that elapsed after September 1, 2010. Also on March 19, 2010, Mark A. Smith, the Company’s Chief Executive Officer and the Chairman of the Board of Directors, acquired 1,000,000 shares of the Company’s common stock in exchange for the cancellation of $1,000,000 of indebtedness owed to Mr. Smith by the Company. The Company also issued 513,233 shares of its common stock to Convertible Capital as a financing fee on the sale. The sales and issuances took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation D. The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement and with a restriction on resale.

On April 6, 2010, the Company entered into a series of subscription agreements (collectively, the “April 2010 Subscription Agreement”) with various investors in connection with the sale of 112,000 shares of our common stock at $1.00 per share for an aggregate offering price of $112,000. Pursuant to section 7.1 of the April 2010 Subscription Agreement, the Company agreed to register the April 2009 Shares under the Securities Act by September 1, 2010. In the event that the Company fails to so register the April 2010 Shares each investor would be entitled to receive an additional allocation of 2% of its portion of the April 2010 Shares for each 30 day period that elapsed after September 1, 2010. The sales and issuances took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation D. The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement and with a restriction on resale.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A(T).  Controls and Procedures.

Evaluation of Controls and Procedures

As of December 31, 2009, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the Commission’s rules and forms. This includes controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective at December 31, 2009.

We did not become aware of any material weaknesses or significant deficiencies in our internal control over financial reporting. However, during our evaluation, we became aware of matters that relate to internal control deficiencies that were of a lesser magnitude than significant deficiencies. These matters were: 1) lack of segregation of duties for accounting transactions; 2) non-timely preparation of administrative documents; 3) lack of a disaster recovery plan; 4) lack of an audit committee of the board of directors; and 5) lack of a compensation committee of the board of directors.

Management believes that these matters are due to the small size of the Company’s administrative and accounting staff. Management is taking action in 2010 to improve these matters by 1) increasing the size of the Company’s accounting staff; 2) increasing the size of the Company’s administrative staff; 3) implementing a disaster recovery plan; 4) investigating the feasibility of creating an audit committee of the board of directors; and 5) investigating the feasibility of creating a compensation committee of the board of directors.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance. [Under W&S Review]

Our directors and executive officers, their ages and positions as of December 31, 2009, are set forth below. All of our directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors.

Name	Age	Position(s)

Mark A. Smith	55	Chairman of the Board of Directors and Chief Executive Officer

Thomas R. Oxenreiter	43	Chief Financial Officer, Secretary, and Director

David Vosbein	68	President and Director

Todd R. Porter	49	Executive Vice President of Worldwide Energy Operations

Richard W. McDonald	66	Executive Vice President of GIS Operations

Richard B. Nieman	73	Executive Director of Corporate Development

Linda M. Ward	56	Executive Vice President of Business Development

Thomas J. Ridge	64	Director

Timothy Sutherland	59	Director

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

Todd R. Porter has served as our Vice President of Worldwide Energy Operations, since September, 2008. Prior to joining the Company, Mr. Porter was Director of Pipeline Integrity Management for Tuboscope Pipeline Services, a division of National Oilwell Varco Co. from 2001 to 2008. Mr. Porter holds Bachelor of Arts and Master of Engineering degrees from the University of Calgary, and a Master of Business Administration degree from Texas A&M University. On September 15, 2008, the Company entered into an employment agreement with Mr. Porter. Pursuant to the employment agreement, Mr. Porter will be employed until April 21st, 2011, unless terminated earlier, with or without cause. Mr. Porter’s Employment Agreement provides for a base salary of $220,000 per year. In addition, as partial compensation for Mr. Porter’s employment, Mr. Porter was granted a ten year stock option award with respect to 500,000 shares of common stock of the Company at an exercise price of $0.80. This option award is (a) non-qualified option granted under the 2007 Stock Option Plan of the Company dated December 1, 2007, (b) 1/3 of the options will vest and be exercisable 365 days from the date of grant, and 1/3 shall vest on each successive 365 day period thereafter, and (c) shall be further documented by an option agreement in the form customarily used by the Company for non-qualified option awards under that plan, but with all terms consistent with the Employment Agreement.

Richard W. McDonald has served as our Executive Vice President of GIS Operations since October, 2008. Prior to joining the Company, Mr. McDonald was Assistant Vice President of Michael Baker Jr. Inc.’s Geospatial Information Technologies division. On October 10, 2008, the Company entered into an Agreement Not-To-Compete and an Option Award Agreement with Mr. McDonald. In accordance with the Option Award Agreement, the Company granted Mr. McDonald an option to purchase all or any part of an aggregate of 120,000 of the Company’s Shares at an exercise price of $1.75. The option will expire on October 10, 2018. One third of the options vested on October 10, 2009, and one third shall vest on each subsequent 12 month anniversary of October 10, 2008.

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

Tom Ridge has served as a Director since March 2, 2010. Mr. Ridge is also president and CEO of the international consulting firm Ridge Global LLC, headquartered in Washington, DC. He served as the nation’s first Secretary of the U.S. Department of Homeland Security from January 2003 through January 2005, and as the Assistant to the President for Homeland Security from October 2001 through December 2002. Previously, he was governor of the Commonwealth of Pennsylvania from 1995 through October 2001 and a member of the U.S. House of Representatives from 1983 through 1995. A Vietnam combat veteran, Secretary Ridge works with multiples organizations to assist our nation’s veterans, serves as chairman of the National Organization on Disability and co-chairs the Flight 93 National Memorial. Mr. Ridge serves on the Advisory Board of Ridge Global, LLC. He also serves on public and private boards, including the Institute for Defense Analyses and the Center for the Study of the Presidency and Congress. He holds a B.S. from Harvard University and J.D. from the Dickinson School of Law.

Timothy Sutherland has served as a Director since March 2, 2010. Mr. Sutherland is the founder of Pace Global Energy Services, LLC (“Pace Global”), formed in 1976 and is its majority stock holder. He has guided the development of Pace Global into an internationally recognized financial and energy advising and asset management firm. Mr. Sutherland has received his Masters in Business Administration from The Stern School at New York University. He serves on the Board of Advisors for the University of Notre Dame’s Mendoza Graduate School of Business and serves on the University’s Trustee Cabinet Committee on Capital Development. He serves as Executive Director of Board of the Hill School and served as its Chairman for the period 1989-1994. Mr. Sutherland is Chairman of the Board for Pace Global. He serves on the Board of Advisors for C2 Facility Solutions, LLC and serves on the Board for Standard Solar, Inc.

Item 11.	Executive Compensation. [Under W&S Review]

The following table sets forth a summary for the fiscal years ended December 31, 2009 and 2008 of the cash and non-cash compensation awarded, paid or accrued by the Company to our Named Executive Officers. All currency amounts are expressed in U.S. dollars.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark A. Smith, Chairman of Board of Directors and Chief Executive Officer	2009 2008	327,385 291,029	— —	— —	— —	— —	— —	24,641 10,400	352,026 301,426

Thomas R. Oxenreiter, Chief Financial Officer	2009 2008	127,884 110,978	— —	— —	— —	— —	— —	18,892 9,900	146,777 120,878

David Vosbein, President	2009 2008	— —	— —	— —	— —	— —	— —	— —	— —

Todd R. Porter, Executive Vice President, Worldwide Energy Operations	2009 2008	225,077 59,936	— —	— —	— —	— —	— —	50,948 —	276,025 59,936

Richard W. McDonald, Executive Vice President, GIS Operations	2009 2008	188,246 26,067	— —	— —	— —	— —	— —	18,554 —	206,800 26,067

(1)	This column sets forth the amounts that the Company recognized as compensation expense in its financial statements for 2009 and 2008. The Company determines expense for grants of options to purchase shares of the Company’s common stock (“Stock Options”) under Financial Accounting Standards Board Accounting Standards Codification 718, Stock Compensation. Using the Black-Scholes option pricing model, management has determined that the Stock Options granted in 2009 and 2008 had no value.
(2)	This column includes employee benefit amounts including health, dental and life insurance, as well as $26,000 in education reimbursement for Todd R. Porter and $4,150 in reimbursement for tax preparation for Mark A. Smith.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the Named Executive Officers concerning equity awards granted by the Company as of December 31, 2009. Prior to April 25, 2008 the Named Executive Officers were not employees of the Registrant.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price Per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Mark A. Smith	8,000,000	(1)	—		—	.50	12-01-2017	—	—	—	—

Thomas R. Oxenreiter	66,666	(2)	33,334	(2)	—	.80	3-13-2018	—	—	—	—

David Vosbein	1,590,000	(3)	—		—	1.00	3-06-2019	—	—	—	—

Todd R. Porter	166,666	(4)	333,334	(4)	—	.80	4-24-2018	—	—	—	—

Richard W. McDonald	40,000	(5)	80,000	(5)	—	1.75	10-10-2018	—	—	—	—

(1)	Option to purchase 8,000,000 shares of Common Stock at $.50 per share granted December 1, 2007 vested on December 1, 2007, and expires on December 1, 2017.

(2)	Option to purchase 100,000 shares of Common Stock at $0.80 per share granted March 13, 2008 vested one-third on March 13, 2009, one-third on March 13, 2010, and vest one-third on March 13, 2011. The option expires on March 13, 2018.

(3)	Warrant to purchase 1,590,000 shares of Common Stock at $1.00 per share granted October 30, 2009; warrants to purchase 1,173,333 shares vested on October 30, 2009; warrants to purchase 83,333 shares vested on November 6, 2009; warrants to purchase 83,334 shares vested on December 6, 2009; warrants to purchase 83,333 shares vested January 6, 2010; warrants to purchase 83,333 shares vested on February 6, 2010; warrants to purchase 83,334 shares vested on March 6, 2010. The warrants expire on March 6, 2019.

(4)	Option to purchase 500,000 shares of Common Stock at $0.80 per share granted April 24, 2008 vested one-third on April 24, 2009, vest one-third on April 24, 2010, and one-third on April 24, 2011. The option expires on April 24, 2018.

(5)	Option to purchase 120,000 shares of Common Stock at $1.75 per share granted October 10, 2008 vested one-third on October 10, 2009, vest one-third on October 10, 2010, and one-third on October 10, 2011. The option expires on October 10, 2018.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management. [Under W&S Review]

Security Ownership of 5% Beneficial Owners, Directors and Management

The following tables set forth information, as of April 14, 2010, regarding beneficial ownership of our Common Stock, and Series A Convertible Preferred Stock (on an as-converted basis) to the extent known to us, by:

(i) each person who is known by us to own beneficially more than 5% of our Common Stock or Series A Convertible Preferred Stock;

(ii) each Director;

(iii) our Chief Executive Officer and our two most highly compensated officers other than our Chief Executive Officer who served in such capacities in 2009 (collectively, the “Named Executive Officers”); and

(iv) all of our Directors and Named Executive Officers collectively.

Unless otherwise noted, we believe that each person named in the table has sole voting and investment power with respect to all shares of our Common Stock or Series A Convertible Preferred Stock (on an as-converted basis) that he or she beneficially owns.

For purposes of these tables, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised.

Title of Class	Name and Address or Number in Group	Amount and Nature of Beneficial Ownership		Percentage of Class (%)
Common Stock	Anthony F. Hovey 1724 Plaza 600 Building 600 Stewart Street Seattle, WA 98101	3,450,565	(1)	7.9

Common Stock	Mark A. Smith 229 Howes Run Road Sarver, PA 16055	20,868,695	(2)	40.6

Common Stock	Todd R. Porter 229 Howes Run Road Sarver, PA 16055	343,333	(3)	*

Common Stock	Richard W. McDonald 229 Howes Run Road Sarver, PA 16055	45,000	(4)	*

Common Stock	Thomas R. Oxenreiter 229 Howes Run Road Sarver, PA 16055	78,437	(5)	*

Common Stock	David Vosbein 229 Howes Run Road Sarver, PA 16055	1,590,000	(6)	3.5

Common Stock	Delta Networks Limited SA Molenberglei 42 2627 Schelle, Belgium	3,500,000	(7)	7.5

Common Stock	Thomas J. Ridge 229 Howes Run Road Sarver, PA 16055	2,646,196	(8)	5.8

Common Stock	Timothy F. Sutherland 229 Howes Run Road Sarver, PA 16055	1,600,000	(9)	3.6

Common Stock	All Executive Officers and Directors as a group (9 persons)	24,805,465	(10)	49.4

*	Less than one percent.

(1)	Includes 20,927 shares of common stock issuable upon exercise of outstanding warrants within 60 days of April 14, 2010, held by Mr. Hovey.

(2)	Includes 12,868,695 shares of common stock beneficially owned by Mr. Smith, and 8,000,000 shares of Common Stock issuable upon exercise of outstanding options within 60 days of April 14, 2010, held by Mr. Smith.

(3)	Includes 333,333 shares of common stock issuable upon exercise of outstanding options within 60 days of April 14, 2010, held by Mr. Porter.

(4)	Includes 40,000 shares of common stock issuable upon exercise of outstanding options within 60 days of April 14, 2010, held by Mr. McDonald.

(5)	Includes 11,771 shares of common stock owned jointly by Mr. Oxenreiter and his wife, and 66,666 shares of common stock issuable upon exercise of outstanding options within 60 days of April 14, 2010, held by Mr. Oxenreiter.

(6)	Includes 1,590,000 shares of common stock issuable upon exercise of outstanding warrants within 60 days of April 14, 2010, held by Mr. Vosbein.

(7)	Includes 3,500,000 shares of common stock issuable upon exercise of outstanding warrants within 60 days of April 14, 2010, held by Delta Networks Limited SA.

(8)	Includes 2,400,000 shares of common stock issuable upon exercise of outstanding warrants within 60 days of April 14, 2010 held by Ridge Global, LLC, beneficially owned by Mr. Ridge.

(9)	Includes 1,600,000 shares of common stock issuable upon exercise of outstanding warrants within 60 days of April 14, 2010 held by Pace Global Energy Services, LLC, beneficially owned by Mr. Sutherland.

(10)	Includes 11,379,999 shares of common stock issuable upon exercise of outstanding options and warrants within 60 days of April 14, 2010.

Item 13.	Certain Relationships and Related Transactions.

Transactions with Related Persons

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate and engineering/operations staff. The Company incurred $78,000 of lease expense for this building during each of the years ended December 31, 2009 and 2008. The Company owed Mr. Smith $26,000 and $32,500 for unpaid rent at December 31, 2009 and 2008, respectively.

During the year ended December 31, 2008, Mr. Smith loaned the Company $2,867,000 for working capital purposes. Interest on the loan at 8% per annum, compounded monthly, amounted to $52,242 during the year ended December 31, 2008. During 2008, $903,469 of the loan and accrued interest was settled by the issuance of 1,129,336 shares of the Company’s common stock at a conversion price of $0.80 per share. At December 31, 2008, the balance due on the note, including accrued interest, was $2,015,772.

During the year ended December 31, 2009, Mr. Smith loaned the Company $882,000, net of repayments. In addition, Mr. Smith converted $52,000 of unpaid rent to the note payable. Interest on the loan at 8% per annum, compounded monthly, amounted to $178,491 during the year ended December 31, 2009.

On October 30, 2009, Mr. Smith and the Company entered into a Note Conversion Agreement, in which Mr. Smith converted the outstanding loan balance of $3,128,263 into: i) 2,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share; ii) a $1,000,000 8% Unsecured Convertible Promissory Note (the “Smith Convertible Note”); and iii) a $128,263 8% Unsecured Promissory Note (the “Smith Demand Note”).

The Smith Convertible Note bears interest at 8% per annum, compounded monthly. The Smith Convertible Note is payable on the earlier of the Company’s closing of a round of convertible preferred or common stock financing of at least $10,000,000 or December 31, 2011. At any time prior to December 31, 2011, Mr. Smith may convert the outstanding principal balance of the Smith Convertible Note to the Company’s common stock at a conversion price of $1.00 per share. Interest on the Smith Convertible Note was $13,637 for the year ended December 31, 2009. The balance due on the Smith Convertible Note, including accrued interest, was $1,013,637 at December 31, 2009. As of March 19, 2010, the balance due on the Smith Convertible Note was $1,031,063. On March 19, 2010, the Company cancelled $1,000,000 of the principal balance of the Smith Convertible Note and in exchange Smith acquired 600,000 shares of the Company's common stock at $1.00 per share on behalf of he and his wife; 200,000 shares of the Company’s common stock at $1.00 per share on behalf of 2000 Irrevocable Trust for Ian Smith; and 200,000 shares or the Company’s common stock at $1.00 per share on behalf of 2000 Irrevocable Trust for Benjamin Smith. After March 19, 2010, the Smith Convertible Note had a remaining balance of $31,063.

The Smith Demand Note bears interest at 8% per annum, compounded monthly, and is payable upon demand. Interest on the Smith Demand Note was $1,749 for the year ended December 31, 2009. At December 31, 2009, the balance due on the Smith Demand Note was $130,012.

On December 4, 2009, Mr. Smith advanced the Company $10,000. Interest on the note at 8% per annum, compounded monthly, for the year ended December 31, 2009 was $59. At December 31, 2009, the balance due on the note was $10,059.

On March 6, 2009, the Company entered into an Employment Agreement with David Vosbein, the Company’s president (the “Vosbein Employment Agreement”). Pursuant to the Vosbein Employment Agreement, the Company granted warrants to purchase 2,000,000 shares of the Company’s common stock at $1.23 for ten years to Mr. Vosbein. Warrants to purchase 1,000,000 shares of the Company’s common stock vested immediately upon the grant, and with the balance vesting over twelve months. On October 30, 2009, the Company and Mr. Vosbein entered into an Agreement (the “Vosbein Warrant Agreement”). Pursuant to the Vosbein Warrant Agreement, the Company cancelled the warrants to purchase 2,000,000 shares of the Company’s common stock at $1.23, and issued Mr. Vosbein warrants to purchase 1,590,000 shares of the Company’s common stock at $1.00, with 1,173,333 shares vested immediately at the grant date, and the balance vesting over five months.

On March 19, 2010, Mr. Ridge purchased 50,000 shares of the Company’s common stock for $1.00 per share, pursuant to the Subscription Agreement dated as of March 19, 2010. Pursuant to section 7.1 of the Subscription Agreement, the Company agreed to register Mr. Ridge’s shares under the Securities Act by September 1, 2010. In the event that the Company fails to so register Mr. Ridge’s shares Mr. Ridge would be entitled to receive an additional allocation of 2% of his 50,000 shares for each 30 day period that elapsed after September 1, 2010.

Transactions with Control Persons

None.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed to the Company by its principal accountants were as follows for the years ended December 31:

	2009	2008
Audit fees	$78,077	$55,817
Audit-related fees	1,533	32,504
Tax fees	3,198	9,520
Other fees	—	—

Total fees billed	$82,808	$97,841

Audit-related fees were fees incurred for accounting and auditing for Current Reports on Form 8-K, Registration Statements on Form S-1, as amended, and for audits of a potential acquisition candidate.

Item 15.	Exhibits and Financial Statement Schedules. [Under W&S Review]

Exhibit	Document

2.1	Agreement and Plan of Merger by and among Kayenta Kreations, Inc., a Nevada Corporation, Kayenta Subsidiary Corp., a Delaware Corporation Geospatial Mapping Systems, Inc., a Delaware Corporation and Thomas G. Kimble, an individual dated March 25, 2008 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed March 25, 2008)

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed on April 23, 1996)

3.3	Amended Articles of Incorporation of Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 filed on May 29, 2008)

3.4	Bylaws of Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed on May 29, 2008)

3.5	Limited Liability Company Agreement of Geospatial Pipeline Services, LLC (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 filed on May 29, 2008)

3.6	Certificate of Designations, Powers, Preferences and Rights of the Series A Preferred Stock of Geospatial Holdings, Inc. dated as of December 11, 2009 (incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K filed December 22, 2009).

4.1	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 filed on April 23, 1996)

10.1	Lease Agreement dated May 1, 2006 between Mark A Smith and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.2	Exclusive License and Distribution Agreement between Reduct NV and Geospatial Mapping Systems, Inc., dated as of August 3, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.3	Exclusive License and Distribution Extension Agreement between Reduct NV and Geospatial Mapping Systems, Inc., dated as of June 6, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.4	The Amendment No. 1 to the Reduct Exclusive License and Distribution Agreement between Reduct NV and Geospatial Mapping Systems, Inc., dated December 21, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.5	The Amendment No. 2 to the Reduct Exclusive License and Distribution Agreement between Reduct NV and Geospatial Mapping Systems, Inc., dated March 21, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.6	Letter Agreement Clarifying the Exclusive License and Distribution Agreement dated April 17, 2008 by Reduct NV to Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.7	Company Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.8	Employment Agreement dated December 1, 2007 between Mark A. Smith and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.9	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Mark A. Smith dated effective December 1, 2007 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.10	Agreement Not to Compete between Mark A. Smith and Geospatial Mapping Systems, Inc. dated effective December 1, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.11	Employment Agreement dated December 1, 2007 between Richard Nieman and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.12	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Richard Nieman dated effective December 1, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.13	Agreement Not to Compete between Richard Nieman and Geospatial Mapping Systems, Inc. dated effective December 1, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.14	Employment Agreement dated January 8, 2007 between Linda M. Ward and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.15	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Linda M. Ward dated effective December 1, 2007 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.16	Agreement Not to Compete between Linda M. Ward and Geospatial Mapping Systems, Inc. dated effective December 1, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.17	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Thomas R. Oxenreiter dated effective March 13, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.18	Agreement Not to Compete between Thomas R. Oxenreiter and Geospatial Mapping Systems, Inc. dated effective March 13, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.19	Distribution Agreement between Geospatial Mapping Systems, Inc. and HMIM, Inc., a company duly organized under the laws of Louisiana, dated December 19, 2007 (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed May 1, 2008)

10.20	The Amendment No. 3 to the Reduct Exclusive License and Distribution Agreement between Reduct NV and Geospatial Holdings, Inc., dated December 18, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed on February 10, 2008)

10.21	Employment Agreement dated March 6, 2009 between David Vosbein and Geospatial Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed March 12, 2009)

10.22	Agreement Not to Compete dated March 6, 2009 between David Vosbein and Geospatial Holdings, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed March 12, 2009)

10.23	Warrant No. 1 Issued on March 6, 2009 to David Vosbein (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed March 12, 2009)

10.24	Letter of Agreement dated March 10, 2009 among Geospatial Holdings, Inc., Geospatial Mapping Systems, Inc., Reduct NV, and Delta Networks Limited SA (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report Form 10-K filed April 15, 2009)

10.25	Letter of Agreement dated March 31, 2009 among Geospatial Holdings, Inc., Geospatial Mapping Systems, Inc., Reduct NV, and Delta Networks Limited SA (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report Form 10-K filed April 15, 2009)

10.26	Geospatial Holdings, Inc. 8% Unsecured Promissory Note Due December 31, 2011 in the amount of $2,866,700.00 in favor of Mark A. Smith (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed November 4, 2009)

10.27	Note Conversion Agreement dated as of October 30, 2009 by and between Geospatial Holdings, Inc. and Mark A. Smith (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed November 4, 2009)

10.28	Geospatial Holdings, Inc. 8% Unsecured Convertible Promissory Note Due December 31, 2011 in the amount of $1,000,000.00 in favor of Mark A. Smith (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed November 4, 2009)

10.29	Geospatial Holdings, Inc. 8% Unsecured Promissory Note Due Upon Demand in the amount of $128,262.70 in favor of Mark A. Smith (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed November 4, 2009)

10.30	Vosbein Warrant Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed November 4, 2009)

10.31	Warrant No. 16 issued on October 30, 2009 to David Vosbein (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed November 4, 2009)

10.32	Amended and Restated Exclusive License and Distribution Agreement dated as of December 15, 2009 (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed December 22, 2009).

10.33	Strategic Advisory Agreement effective as of March 2, 2010 by and among Geospatial Holdings, Inc., Pace Global Energy Services, LLC and Ridge Global LLC (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed March 5, 2010).

10.34	Warrant No. 20 issued on March 2, 2010 to Ridge Global LLC (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed March 5, 2010).

10.35	Warrant No. 21 issued on March 2, 2010 to Pace Global Energy Services, LLC (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed March 5, 2010).

10.36	First Amendment to the Amended and Restated Exclusive License and Distribution Agreement dated as of January 29, 2010 (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed March 19, 2010).

10.37	Second Amendment to the Amended and Restated Exclusive License and Distribution Agreement dated as of March 12, 2010 (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed March 19, 2010).

10.38	Subscription Agreement dated as of March 19, 2010 by and between Geospatial Holdings, Inc. and Mark A. and Lisa A. Smith, with respect to 600,000 shares of the Company’s Common Stock*

10.39	Subscription Agreement dated as of March 19, 2010 by and between Geospatial Holdings, Inc. and 2000 Irrevocable Trust for Ian Smith, with respect to 200,000 shares of the Company’s Common Stock*

10.40	Subscription Agreement dated as of March 19, 2010 by and between Geospatial Holdings, Inc. and 2000 Irrevocable Trust for Benjamin Smith, with respect to 200,000 shares of the Company’s Common Stock*

10.41	Employment Agreement dated as of September 15, 2008 by and between Geospatial Mapping Systems, Inc. and Todd Porter.*

10.42	Geospatial Mapping Systems, Inc. 2007 Stock Option Plan Nonqualified Stock Option Agreement dated as of October 10, 2008 by and between Geospatial Mapping Systems, Inc. and Richard McDonald.*

10.43	Agreement Not-To-Compete dated as of October 10, 2008 by and between Geospatial Mapping Systems, Inc. and Richard McDonald.*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Post-Effective Amendment No. 3 to Registration Statement on Form S-1 filed on January 12, 2010)

31.1	Certification of Mark A. Smith Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Thomas R. Oxenreiter Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Geospatial Holdings, Inc.
(Registrant)

Date: April 15, 2010	By:	/s/ Mark A. Smith
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 15, 2010:

Signature	Title

/s/ Mark A. Smith Mark A. Smith	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas R. Oxenreiter Thomas R. Oxenreiter	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ David C. Vosbein David C. Vosbein	President and Director