Form 10-Q
period 2010-03-31
GEOSPATIAL HOLDINGS, INC.
filed 2010-05-17
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2010

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

The number of $.001 par value common shares outstanding at May 10, 2010: 41,379,687.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOSPATIAL HOLDINGS, INC.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009*

ASSETS

Current assets:
Cash and cash equivalents	$3,464,386	$481,536
Accounts receivable, net of allowance for doubtful accounts of $10,000 at March 31, 2010 and December 31, 2009	612,049	263,653
Costs and estimated earnings in excess of billings on uncompleted contracts	23,747	61,624
Notes receivable	435,322	397,373
Prepaid expenses	487,160	371,772

Total current assets	5,022,664	1,575,958

Property and equipment:
Field equipment	1,105,016	1,090,205
Office equipment	107,610	106,832
Vehicles	977,491	920,853

Total property and equipment	2,190,117	2,117,890
Less: accumulated depreciation	(614,064)	(514,105)

Net property and equipment	1,576,053	1,603,785

Other assets:
License fees, net of amortization	1,338,521	1,367,000
Deposits on equipment	3,032,747	500,000

Total other assets	4,371,268	1,867,000

Total assets	$10,969,985	$5,046,743

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$455,292	$1,391,488
Accrued expenses	3,612,871	3,670,337
Billings in excess of costs and estimated earnings on uncompleted contracts	81,326	—
Current portion of capital lease liabilities	232,009	210,645
Due to stockholder	27,425	26,000
Notes payable to stockholders	273,764	140,071

Total current liabilities	4,682,687	5,438,541

Non-current liabilities:
Capital lease liabilities	430,224	458,167
Convertible note payable to stockholder	31,144	1,013,637

Total non-current liabilities	461,368	1,471,804

Total liabilities	5,144,055	6,910,345

Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2010 and 2009; 1,575,000 and 0 shares issued and outstanding at March 31, 2010 and 2009, respectively	1,575	1,575
Common stock, $.001 par value; 100,000,000 shares authorized at March 31, 2010 and 2009; 41,339,373 and 24,114,444 shares issued and outstanding at December 31, 2009 and 2008, respectively	41,339	31,124
Additional paid-in capital	22,643,822	13,473,089
Stock subscriptions receivable	(100,000)	—
Accumulated deficit	(16,760,806)	(15,369,390)

Total stockholders’ equity (deficit)	5,825,930	(1,863,602)

Total liabilities and stockholders’ equity (deficit)	$10,969,985	$5,046,743

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2010	2009

Sales	$917,966	$70,193
Cost of sales	719,837	107,057

Gross profit	198,129	(36,864)

Selling, general and administrative expenses	1,547,123	914,512

Net loss from operations	(1,348,994)	(951,376)

Other income (expense):
Interest income	7,950	7,448
Interest expense	(50,372)	(46,446)
Other income	—	1,283

Total other income and expenses	(42,422)	(37,715)

Net loss before income taxes	(1,391,416)	(989,091)

Provision for (benefit from) income taxes	—	—

Net loss	$(1,391,416)	$(989,091)

Basic and fully-diluted net loss per share of common stock	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2010

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscriptions Receivable	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2009	1,575,000	$1,575	31,124,369	$31,124	$13,473,089	$—	$(15,369,390)	$(1,863,602)

Issuance of common stock for cash at $1.00 per share, less offering costs	—	—	9,013,233	9,013	7,970,164	(100,000)	—	7,879,177

Issuance of common stock in settlement of liabilities at $1.00 per share	—	—	1,051,771	1,052	1,050,719	—	—	1,051,771

Issuance of common stock for services at $1.00 per share	—	—	150,000	150	149,850	—	—	150,000

Net loss for the three months ended March 31, 2010	—	—	—	—	—	—	(1,391,416)	(1,391,416)

Balance, March 31, 2010	1,575,000	$1,575	41,339,373	$41,339	$22,643,822	$(100,000)	$(16,760,806)	$5,825,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,391,416)	$(989,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128,438	38,066
Accrued interest receivable	(7,949)	(7,421)
Accrued interest payable	21,200	45,780
Issuance of common stock for services	150,000	—
Rent expensed through increase in due to stockholder	—	19,500
Changes in operating assets and liabilities:
Accounts receivable	(348,396)	8,345
Costs and estimated earnings in excess of billings on uncompleted contracts	37,877	(969)
Prepaid expenses	(115,388)	62,497
Accounts payable	(936,196)	62,989
Accrued expenses	(5,695)	101,004
Billings in excess of costs and estimated earnings on uncompleted contracts	81,326	(7,607)
Due to stockholder	1,425	—

Net cash used in operating activities	(2,384,774)	(666,907)

Cash flows from investing activities:
Purchase of property, plant and equipment	(25,871)	(3,486)
Deposit on equipment	(2,532,747)	—
Notes receivable issued	(30,000)	—

Net cash used in investing activities	(2,588,618)	(3,486)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	7,879,177	250,000
Net borrowings from stockholders	130,000	390,000
Principal payments on capital lease liabilities	(52,935)	—

Net cash provided by financing activities	7,956,242	640,000

Net change in cash and cash equivalents	2,982,850	(30,393)

Cash and cash equivalents at beginning of period	481,536	42,793

Cash and cash equivalents at end of period	$3,464,386	$12,400

Supplemental disclosures:
Cash paid during period for interest	$29,172	$666
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of common stock in settlement of liabilities	1,051,771	104,639
Issuance of common stock for services	150,000	—
Capital lease liabilities incurred	46,356	—
Reclassification of due to stockholder to note payable to stockholder	—	52,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

Note 1 – Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by Geospatial Holdings, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and regulations contained in the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2010 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2009. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, Geospatial Mapping Systems, Inc., Utility Services and Consulting Corporation, and Geospatial Pipeline Services, LLC. All intercompany accounts and transactions have been eliminated.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

Note 2 – Accounts Receivable

Accounts receivable consisted of the following at March 31, 2010:

Billed:
Fixed-price contracts:
Completed contracts	$110,275
Contracts in progress	17,461
Time-and-materials contracts	47,247
Units of delivery contracts	320,000

Retainage	2,981

Unbilled	124,085

Less: allowance for doubtful accounts	(10,000)

$612,049

Note 3 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at March 31, 2010:

Costs incurred on uncompleted contracts	$134,068
Estimated earnings	74,702

208,770

Billings to date	(266,350)

$(57,579)

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$23,747
Billings in excess of costs and estimated earnings on uncompleted contracts	(81,326)

$(57,579)

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

Note 4 – Backlog

The following schedule summarizes changes in backlog on fixed-price contracts during the three months ended March 31, 2010. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at quarter end, and from contractual agreements on which work has not yet begun. Backlog does not include any amounts from signed units of delivery or time-and-materials contracts.

Three Months Ended March 31, 2010

Backlog balance at beginning of the period	$280,650
New fixed-price contracts awarded during period	210,250
Fixed-price contract adjustments	(1 ,900)

489,000

Less: contract revenue earned during the period	(189,937)

Backlog balance at March 31, 2010	$299,063

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

Note 5 – Related Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate and engineering/operations staff. The Company incurred $19,500 of lease expense for this building during each of the periods ended March 31, 2010 and 2009.

During 2009, Mr. Smith and the Company entered into a Note Conversion Agreement, pursuant to which, the Company issued to Mr. Smith a $1,000,000, 8% Unsecured Convertible Promissory Note (the “Smith Convertible Note”) and a $128,263, 8% Unsecured Promissory Note (the “Smith Demand Note”).

The Smith Convertible Note bears interest at 8% per annum, compounded monthly. The Smith Convertible Note is payable on the earlier of the Company’s closing of a round of convertible preferred or common stock financing of at least $10,000,000 or December 31, 2011. At any time prior to December 31, 2011, Mr. Smith may convert the outstanding principal balance of the Smith Convertible Note to the Company’s common stock at a conversion price of $1.00 per share. During the three months ended March 31, 2010, Mr. Smith converted $1,000,000 of the Smith Demand Note to 1,000,000 shares of the Company’s common stock. Interest on the Smith Convertible Note was $17,508 for the three months ended March 31, 2010. The balance due on the Smith Convertible Note, including accrued interest, was $31,134 at March 31, 2010.

The Smith Demand Note bears interest at 8% per annum, compounded monthly, and is payable upon demand. Interest on the Smith Demand Note was $2,582 for the year ended March 31, 2010. At March 31, 2010, the balance due on the Smith Demand Note was $132,593.

At December 31, 2009, the Company owed Mr. Smith $10,059 for other notes payable. During the three months ended March 31, 2010, Mr. Smith advanced the Company $130,000. Interest on other notes for the three months ended March 31, 2010 was $1,112. At March 31, 2010, the balance due on other notes payable was $141,171.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

Note 6 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	For the Three Months Ended March 31,
	2010	2009

Current:

Federal	$—	$—

State	—	—

	—	—

Deferred:

Federal	434,153	310,364

State	137,826	98,528

	571,979	408,892

Total income taxes	571,979	408,892

Less: valuation allowance	(571,979)	(408,892)

Net income taxes	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	For the Three Months Ended March 31,
	2010	2009
Federal statutory rate	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5
Valuation allowance	(41.5)	(41.5)

Effective rate	0.0%	0.0%

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

Note 6 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below as of March 31, 2010 and 2009. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under Statement of Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes.

	As of March 31,
	2010	2009

Start-up costs	$94,033	$103,867
License fees	(85,884)	(59,882)
Depreciation	(110,414)	(86,449)
Allowance for doubtful accounts	4,150	4,150

Accrued expenses	1,402,060	—
Uncompleted contracts	(61,471)	(21,179)
Net operating loss carryforward	5,557,921	3,469,192

Deferred income taxes	6,800,395	3,409,699

Less: valuation allowance	(6,800,395)	(3,409,699)

Net deferred income taxes	$—	$—

At March 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $13,393,000. The federal and state net operating loss carryforwards expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

Note 7 – Commitments and Contingencies

On January 29, 2010, the Company and Reduct, NV (“Reduct”) entered into the First Amendment to the Amended and Restated Exclusive License and Distribution Agreement, which extended the date for payment of the Company’s advance payment for Smart Probe™ equipment of $4,950,000 under the Amended and Restated Exclusive License and Distribution Agreement dated December 15, 2009 (the “Amended Reduct License Agreement”) from January 31, 2010 to March 31, 2010 in consideration for a payment by the Company of $100,000. On March 12, 2010, the Company and Reduct entered into the Second Amendment to the Amended and Restated Exclusive License and Distribution Agreement, which extended the date for payment of the Company’s advance payment for Smart Probe™ equipment of $4,950,000 under the Amended Reduct License Agreement from March 31, 2010 to $2,500,000 by March 17, 2010, and $2,450,000 by April 30, 2010. The Company paid Reduct $2,500,000 on March 12, 2010 and $2,450,000 on April 30, 2010. The Amended Reduct License Agreement is now effective.

Note 8 – Stock-Based Payments

During the three months ended March 31, 2010, the Company granted options to purchase 30,000 shares of common stock to an eligible employee under the 2007 Stock Option Plan.

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

March 31, 2010

Note 9 – Net Loss Per Share of Common Stock

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential Common Stock had been converted to Common Stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Net loss	$(1,391,416)	$(989,091)

Divided by:
Weighted average shares outstanding	32,471,436	23,962,555

Basic and fully-diluted net loss per share	($0.04)	($0.04)

At March 31, 2010, the shares of Series A Preferred Stock were convertible into 1,968,750 shares of the Company’s common stock. The effect of the potential conversion of the shares of Series A Preferred Stock was not included in the computation of diluted earnings per share for the three months ended March 31, 2010 because the effect of their conversion would be antidilutive.

The effect of the potential conversion of the Smith Convertible Note to 31,134 shares of common stock was not included in the computation of diluted earnings per share for the year ended December 31, 2009 because the effect of its conversion would be antidilutive.

The effects of options to purchase 12,225,000 shares of common stock, and warrants to purchase 9,866,272 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 because the effect of their conversion would be antidilutive.

Note 10 – Subsequent Events

On April 30, 2010, the Company paid Reduct an advance payment on equipment of $2,450,000. Upon this payment, the Amended Reduct License Agreement became effective.

ITEM 2:	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2009, filed with our Annual Report on Form 10-K on April 16, 2010, and our financial statements and notes thereto as of and for the three months ended March 31, 2010, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

At March 31, 2010, we had current assets of $5,022,664, and current liabilities of $4,682,687.

Our business depends largely on patent pending Smart Probe™ technology that we license from Reduct NV (“Reduct”), the developer of the technology. We are the exclusive licensee of the Smart Probe™ technology in North America, South America, and Australia pursuant to the Amended and Restated Exclusive License and Distribution Agreement dated December 15, 2009 (as amended, the “Amended Reduct License Agreement”) which became effective on April 30, 2010, upon the Company’s second installment payment of $2,450,000 for the purchase of SmartProbe™ equipment which, together with the Company’s first installment payment of $2,500,000 in March, 2010, totals the $4,950,000 Advance Payment previously due by April 30, 2010.

We are obligated to make various payments and minimum purchases under the Amended Reduct License Agreement in order to satisfy our obligations thereunder. Under the Amended Reduct License Agreement, we must make a license payment of $3,000,000 by December 31, 2010. In addition, we must make minimum quarterly payments totaling $6,000,000, $11,750,000, and $6,612,500 in 2010, 2011, and 2012, respectively. The first payment is due on June 30, 2010. If the Amended Reduct License Agreement is renewed, this minimum purchase requirement will increase by 15% annually over the prior year beginning in 2013. If we fail to make any of these payments or if Reduct believes that we have failed to meet any of our other obligations under the Amended Reduct License Agreement, Reduct could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and potentially, a loss of our exclusive license rights. During the period of any such litigation, our ability to carry out the development of client relationships and provide pipeline management services could be significantly and adversely affected.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common stock and advances from our chief executive officer. At December 31, 2009, current liabilities exceeded current assets by $3,862,583. Those factors as well as our commitments under the Amended Reduct License Agreement raise doubts about our ability to continue as a going concern.

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

Results of Operations

Sales were $917,966 for the three months ended March 31, 2010, compared to $70,193 for the three months ended March 31, 2009. Cost of sales was $719,837 for the three months ended March 31, 2010, compared to $107,057 for the three months ended March 31, 2009. Our sales and cost of sales increased in 2010 due to improved economic conditions and the commencement of our utility locating business. We expect sales and cost of sales to fluctuate as our business reaches maturity.

Selling, general and administrative (“SG&A”) expenses include all costs that are not directly associated with our revenue-generating activities. SG&A expenses include payroll costs for sales, administrative, and technical personnel, sales and marketing costs, corporate costs, and facilities costs. SG&A expenses were $1,547,123 for the three months ended March 31, 2010, compared to $914,512 for the three months ended March 31, 2009. The increase in SG&A costs for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was due to increased expenses resulting from the expansion of our sales and administrative staff and facilities in 2010, and increased professional fees due to increased legal, financial advisory, government relations, and investor relations fees. In addition, we incurred a fee of $100,000 associated with an extension of payments due under the Amended Reduct License Agreement. These increases in SG&A expenses were partially offset by a reduction in marketing costs associated with an advertising campaign in 2009.

Other income and expenses include interest income, interest expense, and non-business income and expenses. Other income and expense for the three months ended March 31, 2010 was a net expense of $42,422, which included interest income of $7,950, and interest expense of $50,372. Other income and expense for the three months ended March 31, 2009 was a net expense of $37,715, which included interest income of $7,448, interest expense of $46,446, and other income of $1,283. The increase in interest expense in 2010 is due to interest on capital leases, partially offset by a reduction in interest on notes payable to stockholders, due to the conversion of notes payable to stockholders to common stock.

We had no net benefit from income taxes, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2010.

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

Impairment Assessment of Intangible Assets. Intangible assets consist of exclusive license rights to the patent pending DuctRunner Smart Probe™ technology. We licensed the technology under the Exclusive License and Distribution Agreement dated August 3, 2006 (the “Original Reduct License Agreement”). On December 15, 2009, we entered into the Amended Reduct License Agreement, which restructured the payment obligations and other terms of the Original Reduct License Agreement. The Amended Reduct License Agreement became effective on April 30, 2010. The Amended Reduct License Agreement provides us with exclusive control rights to the DuctRunner Smart Probe™ technology throughout the continents of North America, South America, and Australia. We recorded an intangible asset of $1,367,000 upon use of the license under the Original Reduct License Agreement. In addition to the license fees, we are required to make minimum purchases of Smart Probes™. If we are unable to satisfy minimum purchase requirements required pursuant to the Amended Reduct License Agreement, Reduct may terminate the license agreement, and our investment in the license rights would be impaired.

Under the Original Reduct License Agreement, the license rights had an indefinite useful life. Accordingly, the license rights were not amortized under accounting principles generally accepted in the United States of America. Upon the execution of the Amended Reduct License Agreement on December 15, 2009, we determined that the license rights have a finite life. We estimate the useful life of the license rights under the Amended Reduct License Agreement to be twelve years. Accordingly, we are amortizing the investment in the license rights over a twelve-year period beginning January 1, 2010. We test the carrying value of the license rights annually for impairment, and review their useful life. Should the license rights be determined to be impaired, the value of the asset will be written down, and a loss recognized in the period in which the asset’s recorded value exceeds its fair value. In our test for impairment, we determine the fair value of the license rights based on a five-year projection of future cash flows, which is updated annually based on management’s projections.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At March 31, 2010, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At March 31, 2010, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the Original Reduct License Agreement, most of our transactions with Reduct were denominated in Euros. Under the Amended Reduct License Agreement, most future transactions with Reduct will be denominated in United States dollars. At March 31, 2010, other than the existing obligations under the Original Reduct License Agreement, which were superseded by the Amended Reduct License Agreement upon its effectiveness on April 30, 2010, we had no liabilities denominated in Euros.

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

On March 19, 2010, the Company entered into a series of subscription agreements (collectively, the “March 2010 Subscription Agreement”) with various investors in connection with the sale of 8,589,771 shares of our common stock at $1.00 per share for an aggregate offering price of $8,589,771. Pursuant to Section 7.1 of the March 2010 Subscription Agreement, the Company agreed to register the March 2009 Shares under the Securities Act by September 1, 2010. In the event that the Company fails to so register the March 2010 Shares each investor would be entitled to receive an additional allocation of 2% of its portion of the March 2010 Shares for each 30 day period that elapsed after September 1, 2010. Also, on March 19, 2010, Mark A. Smith, the Company’s Chief Executive Officer and the Chairman of the Board of Directors, acquired 1,000,000 shares of the Company’s common stock in exchange for the cancellation of $1,000,000 of indebtedness owed to Mr. Smith by the Company. The Company also issued 513,233 shares of its common stock to Convertible Capital as a financing fee on the sale. The sales and issuances took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation D. The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement and with a restriction on resale.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description

31.1	Rule 13a-14(a) Certification of Mark A. Smith

31.2	Rule 13a-14(a) Certification of Thomas R. Oxenreiter

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Geospatial Holdings, Inc.
(Registrant)

Date: May 17, 2010	By:	/S/ MARK A. SMITH
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

	By:	/S/ THOMAS R. OXENREITER
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer