Form 10-Q
period 2010-06-30
GEOSPATIAL HOLDINGS, INC.
filed 2010-08-16
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2010

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

The number of $.001 par value common shares outstanding at August 10, 2010: 43,870,373.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOSPATIAL HOLDINGS, INC.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009*

	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$106,412	$481,536
Accounts receivable, net of allowance for doubtful accounts of $10,000 at June 30, 2010 and December 31, 2009	525,479	263,653
Costs and estimated earnings in excess of billings on uncompleted contracts	84,014	61,624
Notes receivable	450,162	397,373
Prepaid expenses	470,987	371,772

Total current assets	1,637,054	1,575,958

Property and equipment, net of accumulated depreciation	2,001,705	1,603,785
License fees, net of accumulated amortization	1,310,042	1,367,000
Deposits on equipment	5,460,000	500,000

Total non-current assets	8,771,747	3,470,785

Total assets	$10,408,801	$5,046,743

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,016,687	$1,391,488
Accrued expenses	3,709,892	3,670,337
Billings in excess of costs and estimated earnings on uncompleted contracts	492	—
Current portion of capital lease liabilities	313,942	210,645
Due to stockholder	78,646	26,000
Notes payable to stockholder	279,261	140,071

Total current liabilities	5,398,920	5,438,541

Non-current liabilities:
Capital lease liabilities	481,386	458,167
Convertible note payable to stockholder	31,770	1,013,637

Total non-current liabilities	513,156	1,471,804

Total liabilities	5,912,076	6,910,345

Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2010 and December 31, 2009; 0 and 1,575,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	1,575
Common stock, $.001 par value; 100,000,000 shares authorized at June 30, 2010 and December 31, 2009; 43,784,998 and 31,124,369 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	43,785	31,124
Additional paid-in capital	22,688,452	13,473,089
Accumulated deficit	(18,235,512)	(15,369,390)

Total stockholders’ equity (deficit)	4,496,725	(1,863,602)

Total liabilities and stockholders’ equity (deficit)	$10,408,801	$5,046,743

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009
Sales	$1,213,544	$186,286	$2,131,510	$256,479
Cost of sales	943,286	174,327	1,663,123	281,384

Gross profit	270,258	11,959	468,387	(24,905)

Selling, general and administrative expenses	1,723,558	1,047,296	3,270,681	1,961,808

Loss from operations	(1,453,300)	(1,035,337)	(2,802,294)	(1,986,713)

Other income (expense):
Interest income	8,841	7,587	16,791	15,035
Interest expense	(31,683)	(54,342)	(82,055)	(100,788)
Other income	1,436	50	1,436	1,333

Total other income and expenses	(21,406)	(46,705)	(63,828)	(84,420)

Net loss before income taxes	(1,474,706)	(1,082,042)	(2,866,122)	(2,071,133)

Provision for (benefit from) income taxes	—	—	—	—

Net loss	$(1,474,706)	$(1,082,042)	$(2,866,122)	$(2,071,133)

Basic and fully-diluted net loss per share of Common Stock	$(0.04)	$(0.04)	$(0.08)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2010

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	1,575,000	$1,575	31,124,369	$31,124	$13,473,089	$(15,369,390)	$(1,863,602)

Issuance of common stock for cash at $1.00 per share, less offering costs	—	—	9,063,233	9,064	8,015,614	—	8,024,678

Issuance of common stock in settlement of liabilities at $1.00 per share	—	—	1,051,771	1,052	1,050,719	—	1,051,771

Issuance of common stock for services at $1.00 per share	—	—	150,000	150	149,850	—	150,000

Conversion of Series A Convertible Preferred Stock to common stock	(1,575,000)	(1,575)	2,126,250	2,126	(551)	—	—

Issuance of common stock in settlement of contractual obligations	—	—	269,375	269	(269)	—	—

Net loss for the six months ended June 30, 2010	—	—	—	—	—	(2,866,122)	(2,866,122)

Balance, June 30, 2010	—	$—	43,784,998	$43,785	$22,688,452	$(18,235,512)	$4,496,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,

	2010	2009
Cash flows from operating activities:
Net loss	$(2,866,122)	$(2,071,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273,601	76,356
Accrued interest receivable	(16,789)	(14,989)
Accrued interest payable	27,323	99,535
Issuance of common stock for services	150,000	—
Rent expensed through increase in due to stockholder	—	39,000
Changes in operating assets and liabilities:
Accounts receivable	(261,826)	(19,368)
Costs and estimated earnings in excess of billings on uncompleted contracts	(22,390)	(27,830)
Prepaid expenses	(99,215)	(7,155)
Accounts payable	(374,801)	139,698
Accrued expenses	91,326	533,135
Billings in excess of costs and estimated earnings on uncompleted contracts	492	(14,450)
Due to stockholder	52,646	—

Net cash used in operating activities	(3,045,755)	(1,267,201)

Cash flows from investing activities:
Purchase of property, plant and equipment	(369,828)	(13,155)
Deposits on equipment	(4,960,000)	(100,000)
Notes receivable issued	(36,000)	(5,446)

Net cash used in investing activities	(5,365,828)	(118,601)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	8,024,678	652,500
Net borrowings from stockholders	130,000	718,000
Principal payments on capital lease liabilities	(118,219)	—

Net cash provided by financing activities	8,036,459	1,370,500

Net change in cash and cash equivalents	(375,124)	(15,302)

Cash and cash equivalents at beginning of period	481,536	42,793

Cash and cash equivalents at end of period	$106,412	$27,491

Supplemental disclosures:
Cash paid during period for interest	$54,558	$1,252
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of common stock in settlement of liabilities	1,051,771	104,639
Issuance of common stock for services	150,000	—
Capital lease liabilities incurred	244,735	—
Reclassification of due to stockholder to note payable to stockholder	—	52,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

Note 1 – Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by Geospatial Holdings, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and regulations contained in the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2010 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2009. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

Note 2 – Accounts Receivable

Accounts receivable consisted of the following at June 30, 2010:

Billed:
Fixed-price contracts:
Completed contracts	$72,271
Contracts in progress	23,204
Time-and-materials contracts	84,757
Units of delivery contracts	297,704

Retainage	2,981

Unbilled	54,562

Less: allowance for doubtful accounts	(10,000)

$525,479

Note 3 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at June 30, 2010:

Costs incurred on uncompleted contracts	$184,633
Estimated earnings	110,129

294,762

Billings to date	(211,240)

$83,522

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$84,014
Billings in excess of costs and estimated earnings on uncompleted contracts	492

$83,522

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

Note 4 – Backlog

The following schedule summarizes changes in backlog on fixed-price contracts during the three and six months ended June 30, 2010. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at quarter end, and from contractual agreements on which work has not yet begun. Backlog does not include any amounts from signed units of delivery or time-and-materials contracts.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Backlog balance at beginning of the period	$296,513	$280,650
New contracts awarded during period	276,086	483,786
Contract adjustments	36,446	34,546

	609,045	798,982

Less: contract revenue earned during the period	(311,597)	(501,534)

Backlog balance at June 30, 2010	$297,448	$297,448

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

Note 5 – Related Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate and engineering/operations staff. The Company incurred $39,000 of lease expense for this building during each of the six-month periods ended June 30, 2010 and 2009.

During 2009, Mr. Smith and the Company entered into a Note Conversion Agreement, pursuant to which the Company issued to Mr. Smith a $1,000,000 8% Unsecured Convertible Promissory Note (the “Smith Convertible Note”) and a $128,263 8% Unsecured Promissory Note (the “Smith Demand Note”).

The Smith Convertible Note bears interest at 8% per annum, compounded monthly. The Smith Convertible Note is payable on the earlier of the Company’s closing of a round of convertible preferred or common stock financing of at least $10,000,000 or December 31, 2011. At any time prior to December 31, 2011, Mr. Smith may convert the outstanding principal balance of the Smith Convertible Note to the Company’s common stock at a conversion price of $1.00 per share. During the six months ended June 30, 2010, Mr. Smith converted $1,000,000 of the Smith Demand Note to 1,000,000 shares of the Company’s common stock. Interest on the Smith Convertible Note was $18,133 for the six months ended June 30, 2010. The balance due on the Smith Convertible Note, including accrued interest, was $31,770 at June 30, 2010.

The Smith Demand Note bears interest at 8% per annum, compounded monthly, and is payable upon demand. Interest on the Smith Demand Note was $5,244 for the six months ended June 30, 2010. At June 30, 2010, the balance due on the Smith Demand Note was $135,256.

At December 31, 2009, the Company owed Mr. Smith $10,059 for other notes payable. During the six months ended June 30, 2010, Mr. Smith advanced the Company $130,000. Interest on other notes for the six months ended June 30, 2010 was $3,946. At December 31, 2009, the balance due on other notes payable was $144,005.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

Note 6 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009

Current:

Federal	$—	$—	$—	$—

State	—	—	—	—

	—	—	—	—

Deferred:

Federal	458,826	339,514	892,979	649,878

State	145,659	107,782	283,485	206,310

	604,485	447,296	1,176,464	856,188

Total income taxes	604,485	447,296	1,176,464	856,188

Less: valuation allowance	(604,485)	(447,296)	(1,176,464)	(856,188)

Net income taxes	$—	$—	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5	6.5	6.5
Valuation allowance	(41.5)	(41.5)	(41.5)	(41.5)

Effective rate	0.0%	0.0%	0.0%	0.0%

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

Note 6 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below as of June 30, 2010 and 2009. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under Statement of Financial Accounting Standards Board Accounting Standards Codification 740, Income Taxes.

	As of June 30,
	2010	2009

Start-up costs	$91,575	$101,408
License fees	(83,520)	(69,337)
Depreciation	(118,214)	(90,921)
Allowance for doubtful accounts	4,150	4,150

Accrued expenses	1,309,617	—
Uncompleted contracts	(45,704)	(23,604)
Net operating loss carryforward	6,246,976	3,935,299

Deferred income taxes	7,404,880	3,856,995

Less: valuation allowance	(7,404,880)	(3,856,995)

Net deferred income taxes	$—	$—

At June 30, 2010, the Company had federal and state net operating loss carryforwards of approximately $15,053,000. The federal and state net operating loss carryforwards expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

Note 7 – Commitments and Contingencies

On January 29, 2010, the Company and Reduct, NV (“Reduct”) entered into the First Amendment to the Amended and Restated Exclusive License and Distribution Agreement, which extended the date for payment of the Company’s advance payment for Smart Probe™ equipment of $4,950,000 under the Amended and Restated Exclusive License and Distribution Agreement dated December 15, 2009 (the “Amended Reduct License Agreement”) from January 31, 2010 to March 31, 2010 in consideration for a payment by the Company of $100,000. On March 12, 2010, the Company and Reduct entered into the Second Amendment to the Amended and Restated Exclusive License and Distribution Agreement, which extended the date for payment of the Company’s advance payment for Smart Probe™ equipment of $4,950,000 under the Amended Reduct License Agreement from March 31, 2010 to $2,500,000 by March 17, 2010, and $2,450,000 by April 30, 2010. The Company paid Reduct $2,500,000 on March 12, 2010, and $2,450,000 on April 30, 2010. Upon the April 30, 2010 payment, the Amended Reduct License Agreement became effective.

Note 8 – Stock-Based Payments

During the six months ended June 30, 2010, the Company granted options to purchase 30,000 shares of common stock to an eligible employee under the 2007 Stock Option Plan, and options to purchase 50,000 shares of the Company’s common stock under the 2007 Stock Option Plan were forfeited.

On January 1, 2010, the Company issued warrants to purchase 150,000 shares of common stock to a contractor. Warrants to purchase 100,000 shares of common stock were subsequently cancelled. The warrants have an exercise price of $1.00 per share, and vest over twelve months. The warrants expire on January 1, 2020.

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

June 30, 2010

Note 8 – Stock-Based Payments (continued)

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

Note 9 – Net Loss Per Share of Common Stock

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential Common Stock had been converted to Common Stock. The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(1,474,706)	$(1,082,042)	$(2,866,122)	$(2,071,133)

Divided by:
Weighted average shares outstanding	41,970,770	24,395,598	37,247,344	24,180,273

Basic and fully-diluted net loss per share	($0.04)	($0.04)	($0.08)	($0.09)

The effect of the potential conversion of the Smith Convertible Note to 31,770 shares of common stock was not included in the computation of diluted earnings per share for the three or six months ended June 30, 2010 because the effect of its conversion would be antidilutive.

The effects of options to purchase 12,175,000 shares of common stock, and warrants to purchase 9,766,272 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 because the effect of their conversion would be antidilutive.

Note 10 – Subsequent Events

On August 14, 2010, the Company and Reduct entered into a Letter Agreement to extend the date of payment for the advance purchase of equipment of $2,500,000 due pursuant to the Amended Reduct License Agreement from June 30, 2010 to September 15, 2010.

ITEM 2:	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2009, filed with our Annual Report on Form 10-K on April 16, 2010, and our financial statements and notes thereto as of and for the three and six months ended June 30, 2010, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

At June 30, 2010, we had current assets of $1,637,054, and current liabilities of $5,398,920.

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

On August 14, 2010, the Company and Reduct entered into a Letter Agreement to extend the date of payment for the advance purchase of equipment of $2,500,000 due pursuant to the Amended Reduct License Agreement from June 30, 2010 to September 15, 2010.

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

Management is continuing efforts to secure funds through financing and operations. The Company retained Convertible Capital as its financial advisor, and in March 2010, entered into a Strategic Advisory Agreement with Ridge Global, LLC (“Ridge”) and Pace Global Energy Services, LLC, (“Pace”) pursuant to which Pace and Ridge agreed to provide strategic advisory services to the Company, including assisting the Company and Convertible Capital in raising capital and assisting the Company in its business development efforts. The Company closed financing through sales of convertible preferred stock and common stock in the aggregate amount of $6.2 million in 2009, including conversion of $2.0 million of indebtedness to our Chief Executive Officer into common stock, and conversion of approximately $105,000 of other debt into common stock, and common stock issued for services totaling approximately $215,000. In March, 2010, the Company completed a sale of common stock with an aggregate sale price of approximately $9.7 million, including the conversion of $1.0 million of indebtedness to our Chief Executive Officer into common stock. The proceeds of the stock offering were used to fund general working capital needs and our advance payment to Reduct for equipment.

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

Results of Operations

Sales were $1,213,544 and 2,131,510 for the three and six months ended June 30, 2010, compared to $186,286 and $256,479 for the three and six months ended June 30, 2009. Cost of sales was $943,286 and $1,663,123 for the three and six months ended June 30, 2010, compared to $174,327 and $281,384 for the three and six months ended June 30, 2009. Our sales and cost of sales increased in 2010 due to improved economic conditions and the commencement of our utility locating business. We expect sales and cost of sales to fluctuate as our business reaches maturity.

Selling, general and administrative (“SG&A”) expenses include all costs that are not directly associated with our revenue-generating activities. SG&A expenses include payroll costs for sales, administrative, and technical personnel, sales and marketing costs, corporate costs, and facilities costs. SG&A expenses were $1,723,558 and $3,270,681 for the three and six months ended June 30, 2010, compared to $1,047,296 and $1,961,808 for the three and six months ended June 30, 2009. The increases in SG&A costs for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 were due to increased expenses resulting from the expansion of our sales and administrative staff and facilities in 2010, and increased professional fees due to increased legal, financial advisory, government relations, and investor relations fees. In addition, in 2010 we incurred a fee of $100,000 associated with an extension of payments due under the Amended Reduct License Agreement.

Other income and expenses include interest income, interest expense, and non-business income and expenses. Other income and expense for the three months ended June 30, 2010 was a net expense of $21,406, which included interest income of $8,841, interest expense of $31,683, and other income of

$1,436. Other income and expense for the six months ended June 30, 2010 was a net expense of $63,828, which included interest income of $16,791, interest expense of $82,055, and other income of $1,436. Other income and expense for the three months ended June 30, 2009 was a net expense of $46,705, which included interest income of $7,587, interest expense of $54,342, and other income of $50. Other income and expense for the six months ended June 30, 2009 was a net expense of $84,420, which included interest income of $15,035, interest expense of $100,788, and other income of $1,333. The decrease in interest expense in 2010 is due to a reduction in interest on notes payable to stockholders, due to the conversion of notes payable to stockholders to common stock, partially offset by additional interest expense in 2010 related to capital leases.

We had no net benefit from income taxes, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2010.

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

On August 14, 2010, the Company and Reduct entered into a Letter Agreement to extend the date of payment for the advance purchase of equipment of $2,500,000 due pursuant to the Amended Reduct License Agreement from June 30, 2010 to September 15, 2010.

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

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At June 30, 2010, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At June 30, 2010, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

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

Under the Amended Reduct License Agreement, our future transactions with Reduct are denominated in United States dollars. At June 30, 2010 we had no liabilities denominated in Euros.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2010, the Company entered into an agreement with an investor in connection with the sale of 50,000 shares of our common stock at $1.00 per share for an aggregate offering price of $50,000. The sale and issuance took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement and with a restriction on resale.

ITEM 5.	OTHER INFORMATION

Entry into a Material Definitive Agreement

On August 14, 2010, Geospatial Holdings, Inc. and Reduct NV entered into a Letter Agreement to extend the date of payment for the advance purchase of equipment of $2,500,000, due pursuant to the Amended and Restated Exclusive License and Distribution Agreement dated December 15, 2009, from June 30, 2010 to September 15, 2010.

ITEM 6.	EXHIBITS

Exhibit	Description

10.44	Letter Agreement Modifying the Amended and Restated Exclusive License and Distribution Agreement between Geospatial Holdings, Inc. and Reduct NV dated August 14, 2010

31.1	Rule 13a-14(a) Certification of Mark A. Smith

31.2	Rule 13a-14(a) Certification of Thomas R. Oxenreiter

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Geospatial Holdings, Inc.
(Registrant)

Date: August 16, 2010	By:	/S/ MARK A. SMITH
	Name:	Mark A. Smith
	Title:	Chief Executive Officer (as Principal Executive Officer)

	By:	/S/ THOMAS R. OXENREITER
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer (as Principal Financial Officer)