Form 10-Q
period 2010-09-30
GEOSPATIAL HOLDINGS, INC.
filed 2010-11-15
CIK 1011395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2010

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

The number of $.001 par value common shares outstanding at November 10, 2010: 44,701,898.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOSPATIAL HOLDINGS, INC.

Geospatial Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009*
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$756,125	$481,536
Accounts receivable, net of allowance for doubtful accounts of $10,000 at September 30, 2010 and December 31, 2009	515,498	263,653
Costs and estimated earnings in excess of billings on uncompleted contracts	52,234	61,624
Notes receivable	-	397,373
Prepaid expenses	323,495	371,772

Total current assets	1,647,352	1,575,958

Non-current assets:
Property and equipment, net of accumulated depreciation	1,900,506	1,603,785
License fees, net of accumulated amortization	1,281,562	1,367,000
Notes receivable	459,301	-
Deposits on equipment	5,450,000	500,000

Total non-current assets	9,091,369	3,470,785

Total assets	$10,738,721	$5,046,743

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,466,846	$1,391,488
Accrued expenses	4,007,758	3,670,337
Billings in excess of costs and estimated earnings on uncompleted contracts	5,702	-
Current portion of capital lease liabilities	325,983	210,645
Due to stockholder	130,221	26,000
Notes payable to stockholder	284,930	140,071

Total current liabilities	6,221,440	5,438,541

Non-current liabilities:
Capital lease liabilities	423,165	458,167
Senior convertible redeemable notes	949,878	-
Convertible note payable to stockholder	32,415	1,013,637

Total non-current liabilities	1,405,458	1,471,804

Total liabilities	7,626,898	6,910,345

Stockholders' equity (deficit):
Preferred stock:
Undesignated, $0.001 par value; 3,425,000 shares authorized at September 30, 2010 and December 31, 2009, respectively; no shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Series A Convertible Preferred Stock, $0.001 par value; 1,575,000 shares authorized at September 30, 2010 and December 31, 2009; 0 and 1,575,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	1,575
Common stock, $.001 par value; 100,000,000 shares authorized at September 30, 2010 and December 31, 2009; 44,220,423 and 31,124,369 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	44,220	31,124
Additional paid-in capital	22,688,016	13,473,089
Accumulated deficit	(19,620,413)	(15,369,390)

Total stockholders' equity (deficit)	3,111,823	(1,863,602)

Total liabilities and stockholders' equity (deficit)	$10,738,721	$5,046,743

* Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Sales	$981,047	$230,648	$3,112,557	$487,127
Cost of sales	908,649	225,189	2,571,772	506,573

Gross profit	72,398	5,459	540,785	(19,446)

Selling, general and administrative expenses	1,433,717	1,214,087	4,704,398	3,175,895

Loss from operations	(1,361,319)	(1,208,628)	(4,163,613)	(3,195,341)

Other income (expense):
Interest income	9,138	7,430	25,929	22,465
Interest expense	(32,784)	(62,216)	(114,839)	(163,004)
Other income	64	-	1,500	1,333

Total other income and expenses	(23,582)	(54,786)	(87,410)	(139,206)

Net loss before income taxes	(1,384,901)	(1,263,414)	(4,251,023)	(3,334,547)

Provision for (benefit from) income taxes	-	-	-	-

Net loss	$(1,384,901)	$(1,263,414)	$(4,251,023)	$(3,334,547)

Basic and fully-diluted net loss per share of common stock	$(0.03)	$(0.05)	$(0.11)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2010
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	1,575,000	$1,575	31,124,369	$31,124	$13,473,089	$(15,369,390)	$(1,863,602)

Issuance of common stock for cash at $1.00 per share, less offering costs	-	-	9,063,233	9,064	8,015,613	-	8,024,677

Issuance of common stock in settlement of liabilities at $1.00 per share	-	-	1,051,771	1,052	1,050,719	-	1,051,771

Issuance of common stock for services at $1.00 per share	-	-	150,000	150	149,850	-	150,000

Conversion of Series A Convertible Preferred Stock to common stock	(1,575,000)	(1,575)	2,126,250	2,126	(551)	-	-

Issuance of common stock in settlement of contractual obligations	-	-	704,800	704	(704)	-	-

Net loss for the nine months ended September 30, 2010	-	-	-	-	-	(4,251,023)	(4,251,023)

Balance, September 30, 2010	-	$-	44,220,423	$44,220	$22,688,016	$(19,620,413)	$3,111,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(4,251,023)	$(3,334,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	433,115	115,211
Accrued interest receivable	(25,928)	(22,408)
Accrued interest payable	33,637	160,335
Issuance of common stock for services	150,000	115,025
Rent expensed through increase in due to stockholder	-	45,500
Changes in operating assets and liablities:
Accounts receivable	(251,845)	(155,376)
Costs and estimated earnings in excess of billings on uncompleted contracts	9,390	(47,364)
Prepaid expenses	48,277	20,734
Accounts payable	75,357	548,084
Accrued expenses	389,192	367,943
Billings in excess of costs and estimated earnings on uncompleted contracts	5,702	(6,042)
Due to stockholder	104,221	-

Net cash used in operating activities	(3,279,905)	(2,192,905)

Cash flows from investing activities:
Purchase of property, plant and equipment	(367,326)	(22,637)
Deposits on equipment	(4,950,000)	(300,000)
Notes receivable issued	(36,000)	(5,446)

Net cash used in investing activities	(5,353,326)	(328,083)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	8,024,678	1,647,450
Proceeds from issuance of senior convertible redeemable notes	1,000,000	-
Debt issuance costs	(50,122)	-
Net borrowings from stockholders	130,000	882,000
Principal payments on capital lease liabilities	(196,736)	-

Net cash provided by financing activities	8,907,820	2,529,450

Net change in cash and cash equivalents	274,589	8,462

Cash and cash equivalents at beginning of period	481,536	42,793

Cash and cash equivalents at end of period	$756,125	$51,255

Supplemental disclosures:
Cash paid during period for interest	$81,202	$2,669
Cash paid during period for income taxes	-	-
Non-cash transactions:
Issuance of common stock in settlement of liabilities	1,051,771	104,639
Issuance of common stock for services	150,000	115,025
Capital lease liabilities incurred	277,072	-
Deferred debt issuance costs	50,000	-
Reclassification of due to stockholder to note payable to stockholder	-	52,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Geospatial Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010

Note 1 – Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by Geospatial Holdings, Inc. (the “Company”) in accordance with generally accepted accounting principles for interim financial information and regulations contained in the Securities Exchange Act of 1934, as amended.  Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2010 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2009.  In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Geospatial Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010

Note 2 – Accounts Receivable

Accounts receivable consisted of the following at September 30, 2010:

Billed:
Fixed-price contracts:
Completed contracts	$130,532
Contracts in progress	14,854
Time-and-materials contracts	20,465
Units of delivery contracts	291,893

Retainage	2,981

Unbilled	64,773

Less: allowance for doubtful accounts	(10,000)

$515,498

Note 3 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at September 30, 2010:

Costs incurred on uncompleted contracts	$201,496
Estimated earnings	137,623
339,119

Billings to date	(292,586)

$46,532

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$52,234

Billings in excess of costs and estimated earnings on uncompleted contracts	(5,702)

$46,532

Geospatial Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010

Note 4 – Backlog

The following schedule summarizes changes in backlog on fixed-price contracts during the three and nine months ended September 30, 2010.  Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at quarter end, and from contractual agreements on which work has not yet begun.  Backlog does not include any amounts from signed units-of-delivery or time-and-materials contracts.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2010

Backlog balance at beginning of the period	$297,448	$280,650
New contracts awarded during period	445,796	929,582
Contract adjustments	3,619	38,165
	746,863	1,248,397

Less: contract revenue earned during the period	(204,162)	(705,696)

Backlog balance at September 30, 2010	$542,701	$542,701

Note 5 – Senior Convertible Redeemable Notes

On September 23, 2010, the Company received an advance payment of $1,000,000 for a 10% Senior Convertible Redeemable Note (the “Note”).  Also on that date, the Company accrued a liability for $50,000 principal amount of the Note for fees incurred pursuant to the Note.  In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 309.27, the liability for the Note is presented net of debt issuance costs.

On October 15, 2010, the Company completed private placements of $1,100,000 aggregate principal amount of the Note with two unrelated accredited investors (the “Holders”), pursuant to Subscription Agreements, dated October 15, 2010.  Under the terms of the Subscription Agreement and the Note, the Company may issue up to an additional $1.4 million aggregate principal amount of the Note.  Interest on the Note accrues at a rate of 10% per annum by increasing the Note balance quarterly.  The Note matures fifteen months after October 15, 2010.  With the consent of the Holders of a majority of the Note, the term of the Note may be extended for up to three six-month periods.  The Holders may, at any time until the Note is fully paid, convert any outstanding principal and accrued interest on the Note into shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), at a price of $0.50 per share.  Pursuant to the terms of the Subscription Agreements, the Company granted the investors certain registration rights with respect to the Common Stock issuable upon conversion of the Note.  Upon the occurrence of certain events, the price at which the Note may be converted into shares of the Company’s Common Stock may be adjusted.  In addition, the Company may prepay in cash all or any portion of the outstanding principal amount of the Note, without penalty, on the 30th day following written notice to the Holder of the Note.

Geospatial Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010

Note 6 – Related Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer.  The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate and engineering/operations staff.  The Company incurred $58,500 of lease expense for this building during each of the nine-month periods ended September 30, 2010 and 2009.

During 2009, Mr. Smith and the Company entered into a Note Conversion Agreement, pursuant to which the Company issued to Mr. Smith a $1,000,000 8% Unsecured Convertible Promissory Note (the “Smith Convertible Note”) and a $128,263 8% Unsecured Promissory Note (the “Smith Demand Note”).

The Smith Convertible Note bears interest at 8% per annum, compounded monthly.  The Smith Convertible Note is payable on the earlier of the Company’s closing of a round of convertible preferred or common stock financing of at least $10,000,000 or December 31, 2011.  At any time prior to December 31, 2011, Mr. Smith may convert the outstanding principal balance of the Smith Convertible Note to the Company’s common stock at a conversion price of $1.00 per share.  During the nine months ended September 30, 2010, Mr. Smith converted $1,000,000 of the Smith Demand Note to 1,000,000 shares of the Company’s common stock.  Interest on the Smith Convertible Note was $18,778 for the nine months ended September 30, 2010.  The balance due on the Smith Convertible Note, including accrued interest, was $32,415 at September 30, 2010.

The Smith Demand Note bears interest at 8% per annum, compounded monthly, and is payable upon demand.  Interest on the Smith Demand Note was $7,989 for the nine months ended September 30, 2010.  At September 30, 2010, the balance due on the Smith Demand Note was $138,001.

At December 31, 2009, the Company owed Mr. Smith $10,059 for other notes payable.  During the nine months ended September 30, 2010, Mr. Smith advanced the Company $130,000.  Interest on other notes for the nine months ended September 30, 2010 was $6,870.  At September 30, 2010, the balance due on other notes payable was $146,929.

Geospatial Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010

Note 6 – Related Party Transactions (continued)

At September 30, 2010, the Company owed Mr. Smith $130,221 for unreimbursed expenditures made by Mr. Smith on behalf of the Company.

On March 2, 2010, the Company entered into a Strategic Advisory Agreement (the “Strategic Advisory Agreement”) with Pace Global Energy Services, LLC (“Pace”) and Ridge Global, LLC (“Ridge”) to provide the Company with certain strategic advisory and other support services.  Pursuant to the Strategic Advisory Agreement, the Company issued Pace and Ridge warrants to purchase 1,600,000 and 2,400,000 shares, respectively, of the Company’s common stock at an exercise price of $1.00 per share.  The warrants expire on March 2, 2012.  Further, pursuant to the Strategic Advisory Agreement, the Company agreed to expand the number of members of the Company’s board of directors from three to five, and to appoint Timothy F. Sutherland, Chairman and Chief Executive Officer of Pace, and Thomas J. Ridge, President and Chief Executive Officer of Ridge, as members of the Company’s board of directors to fill the newly-created vacancies.  During the nine months ended September 30, 2010, the Company incurred $280,000 in fees pursuant to the Strategic Advisory Agreement.

Geospatial Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010

Note 7 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
	-	-	-	-
Deferred:
Federal	432,026	396,329	1,325,005	1,046,207
State	137,151	125,819	420,636	332,129
	569,177	522,148	1,745,641	1,378,336
Total income taxes	569,177	522,148	1,745,641	1,378,336
Less: valuation allowance	(569,177)	(522,148)	(1,745,641)	(1,378,336)

Net income taxes	$-	$-	$-	$-

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5	6.5	6.5
Valuation allowance	(41.5)	(41.5)	(41.5)	(41.5)

Effective rate	0.0%	0.0%	0.0%	0.0%

Geospatial Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010

Note 7 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below as of September 30, 2010 and 2009.  A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740, Income Taxes.

	As of September 30,
	2010	2009

Start-up costs	$89,117	$98,950
License fees	(81,156)	(78,792)
Depreciation	(121,197)	(94,832)
Allowance for doubtful accounts	4,150	4,150
Accrued expenses	1,425,597	-
Uncompleted contracts	(57,114)	(29,954)
Net operating loss carryforward	6,714,660	4,479,622

Deferred income taxes	7,974,057	4,379,144

Less: valuation allowance	(7,974,057)	(4,379,144)

Net deferred income taxes	$-	$-

At September 30, 2010, the Company had federal and state net operating loss carryforwards of approximately $16,180,000.  The federal and state net operating loss carryforwards expire beginning in 2021 and 2026, respectively.  The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010

Note 8 – Commitments and Contingencies

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

On August 14, 2010, the Company and Reduct entered into a Letter Agreement Modifying the Amended and Restated Exclusive License and Distribution Agreement, which extended the date for payment of the Company’s advance payment for Smart Probe™ equipment of $2,500,000 under the Amended Reduct License Agreement from June 30, 2010 to September 15, 2010.

On September 15, 2010, the Company and Reduct entered into a Letter Agreement Modifying the Amended and Restated Exclusive License and Distribution Agreement, which extended the dates for payments of the Company’s advance payments for Smart Probe™ equipment of $2,500,000 and $1,750,000 under the Amended Reduct License Agreement from September 15, 2010 and September 30, 2010, respectively, to October 30, 2010.

Geospatial Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010

Note 9 – Stock-Based Payments

During the nine months ended September 30, 2010, the Company granted options to purchase 30,000 shares of common stock to an eligible employee under the 2007 Stock Option Plan, and options to purchase 75,000 shares of the Company’s common stock under the 2007 Stock Option Plan were forfeited.

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

Pursuant to the Strategic Advisory Agreement with Pace and Ridge, the Company issued Pace and Ridge warrants to purchase 1,600,000 and 2,400,000 shares, respectively, of the Company’s common stock at an exercise price of $1.00 per share.  The warrants expire on March 2, 2012.

Geospatial Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010

Note 10 – Net Loss Per Share of Common Stock

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential Common Stock had been converted to Common Stock.  The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(1,384,901)	$(1,263,414)	$(4,251,023)	$(3,334,547)

Divided by:
Weighted average shares outstanding	43,890,377	25,890,406	39,486,022	24,756,581

Basic and fully-diluted net loss per share	$(0.03)	$(0.05)	$(0.11)	$(0.13)

The effect of the potential conversion of the Smith Convertible Note to 32,415 shares of common stock was not included in the computation of diluted earnings per share for the three or nine months ended September 30, 2010 because the effect of its conversion would be antidilutive.

The effects of options to purchase 12,150,000 shares of common stock, and warrants to purchase 9,766,272 shares of common stock were not included in the computation of diluted earnings per share for the three or nine months ended September 30, 2010 because the effect of their conversion would be antidilutive.

Geospatial Holdings, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010

Note 11 – Subsequent Events

On October 15, 2010, Company completed private placements of $1,100,000 aggregate principal amount of a 10% Senior Convertible Redeemable Note (the “Note”) with two unrelated accredited investors (the “Holders”), pursuant to Subscription Agreements, dated October 15, 2010.  Under the terms of the Subscription Agreement and the Note, the Company may issue up to an additional $1.4 million aggregate principal amount of the Note.  Interest on the Note accrues at a rate of 10% per annum by increasing the Note balance quarterly.  The Note matures fifteen months after October 15, 2010.  With the consent of the Holders of a majority of the Note, the term of the Note may be extended for up to three six-month periods.  The Holders may, at any time until the Note is fully paid, convert any outstanding principal and accrued interest on the Note into shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), at a price of $0.50 per share.  Pursuant to the terms of the Subscription Agreements, the Company granted the investors certain registration rights with respect to the Common Stock issuable upon conversion of the Note.  Upon the occurrence of certain events, the price at which the Note may be converted into shares of the Company’s Common Stock may be adjusted.  In addition, the Company may prepay in cash all or any portion of the outstanding principal amount of the Note, without penalty, on the 30th day following written notice to the Holder of the Note.

The Company failed to satisfy its obligation under the Amended Reduct License Agreement to make a payment to Reduct for the purchase of equipment in the amount of $4,250,000 by October 30, 2010.  No event of default has been declared under the Amended Reduct License Agreement.  The Company and Reduct are currently negotiating an agreement to extend the due date of such payment.

ITEM 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2009, filed with our Annual Report on Form 10-K on April 16, 2010, and our financial statements and notes thereto as of and for the three and nine months ended September 30, 2010, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

At September 30, 2010, we had current assets of $1,647,352, and current liabilities of $6,221,440.

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

On September 15, 2010, the Company and Reduct entered into a Letter Agreement to extend the dates of payments for the advance purchases of equipment of $2,500,000 and $1,750,000 due pursuant to the Amended Reduct License Agreement from September 15, 2010 and September 30, 2010, respectively, to October 30, 2010.

The Company failed to satisfy its obligation under the Amended Reduct License Agreement to make a payment to Reduct for the purchase of equipment in the amount of $2,500,000 by October 30, 2010.  No event of default has been declared under the Amended Reduct License Agreement.  The Company and Reduct are currently negotiating an agreement to extend the due date of such payment.

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

Management is continuing efforts to secure funds through financing and operations. The Company retained Convertible Capital as its financial advisor, and in March 2010, entered into a Strategic Advisory Agreement with Ridge Global, LLC (“Ridge”) and Pace Global Energy Services, LLC, (“Pace”) pursuant to which Pace and Ridge agreed to provide strategic advisory services to the Company, including assisting the Company and Convertible Capital in raising capital and assisting the Company in its business development efforts. The Company closed financing through sales of convertible preferred stock and common stock in the aggregate amount of $6.2 million in 2009, including conversion of $2.0 million of indebtedness to our Chief Executive Officer into common stock, and conversion of approximately $105,000 of other debt into common stock, and common stock issued for services totaling approximately $215,000. In March, 2010, the Company completed a sale of common stock with an aggregate sale price of approximately $9.7 million, including the conversion of $1.0 million of indebtedness to our Chief Executive Officer into common stock. The proceeds of the stock offering were used to fund general working capital needs and our advance payment to Reduct for equipment.  On October 15, 2010, the Company completed private placements of $1.1 million aggregate principal amount of a 10% Senior Convertible Redeemable Note (the “Note”), pursuant to Subscription Agreements dated October 15, 2010.  Under the terms of the Subscription Agreement and the Note, the Company may issue up to an additional $1.4 million aggregate principal amount of the Note.  The proceeds of the Note were used to fund general working capital needs.

Furthermore, the Company is expanding into new marketing and sales channels. The Company has entered into the utility locating market, has entered into a joint marketing agreement with a strategic partner, and is exploring relationships with additional strategic partners to increase capital from operations. The Company has begun to market probes to third parties to meet our minimum purchase requirements under the Amended Reduct License Agreement. The Company is also investigating diversifying operations by identifying potential acquisitions of technology to supplement the Reduct Smart Probe™ technology.

We believe that our actions and planned actions will enable us to finance our operations beyond December 31, 2010.

Results of Operations

Sales were $981,047 and 3,112,557 for the three and nine months ended September 30, 2010, respectively, compared to $230,648 and $487,127 for the three and nine months ended September 30, 2009, respectively.  Cost of sales was $908,649 and $2,571,773 for the three and nine months ended September 30, 2010, respectively, compared to $225,189 and $506,573 for the three and nine months ended September 30, 2009, respectively.  Our sales and cost of sales increased in 2010 due to the commencement of our utility locating business, geographical expansion of our business, and growing market acceptance of our Smart Probe™ mapping.  We expect sales and cost of sales to fluctuate as our business reaches maturity.

Selling, general and administrative (“SG&A”) expenses include all costs that are not directly associated with our revenue-generating activities.  SG&A expenses include payroll costs for sales, administrative, and technical personnel, sales and marketing costs, corporate costs, and facilities costs. SG&A expenses were $1,433,717 for the three months ended September 30, 2010, compared to $1,214,087 for the three months ended September 30, 2009.  The increase in SG&A costs from 2009 to 2010 was due to increased expenses resulting from the expansion of our sales and administrative staff and facilities in 2010, partially offset by reductions in professional fees.  SG&A expenses were $4,704,398 for the nine months ended September 30, 2010, compared to $3,175,895 for the nine months ended September 30, 2009.  The increase from 2009 to 2010 was due to increased expenses resulting from the expansion of our sales and administrative staff and facilities in 2010, and increased professional fees due to increased legal, financial advisory, government relations, and investor relations fees.  In addition, in 2010 we incurred a fee of $100,000 associated with an extension of payments due under the Amended Reduct License Agreement.

Other income and expenses include interest income, interest expense, and non-business income and expenses.  Other income and expense for the three months ended September 30, 2010 was a net expense of $23,582, which included interest income of $9,138, interest expense of $32,784, and other income of $64.  Other income and expense for the nine months ended September 30, 2010 was a net expense of $87,410, which included interest income of $25,929, interest expense of $114,839, and other income of $1,500.  Other income and expense for the three months ended September 30, 2009 was a net expense of $54,786, which included interest income of $7,430, and interest expense of $62,216.  Other income and expense for the nine months ended September 30, 2009 was a net expense of $139,206, which included interest income of $22,465, interest expense of $163,004, and other income of $1,333.  The decrease in interest expense in 2010 is due to a reduction in interest on notes payable to stockholders, due to the conversion of notes payable to stockholders to common stock, partially offset by additional interest expense in 2010 related to capital leases.

We had no net benefit from income taxes, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2010.

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

On September 15, 2010, the Company and Reduct entered into a Letter Agreement to extend the dates of payments for the advance purchases of equipment of $2,500,000 and $1,750,000 due pursuant to the Amended Reduct License Agreement from September 15, 2010 and September 30, 2010, respectively, to October 30, 2010.

The Company failed to satisfy its obligation under the Amended Reduct License Agreement to make a payment to Reduct for the purchase of equipment in the amount of $4,250,000 by October 30, 2010.  No event of default has been declared under the Amended Reduct License Agreement.  The Company and Reduct are currently negotiating an agreement to extend the due date of such payment.

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

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At September 30, 2010, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At September 30, 2010, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

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

Under the Amended Reduct License Agreement, our future transactions with Reduct are denominated in United States dollars. At September 30, 2010 we had no liabilities denominated in Euros.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

On October 15, 2010, Geospatial Holdings, Inc. (the “Company”) completed private placements of  $1,100,000 aggregate principal amount of a 10% Senior Convertible Redeemable Note (the “Note”) with two unrelated accredited investors (the “Holders”), pursuant to Subscription Agreements, dated October 15, 2010.  Under the terms of the Subscription Agreement and the Note, the Company may issue up to an additional $1.4 million aggregate principal amount of the Note.  Interest on the Note accrues at a rate of 10% per annum by increasing the Note balance quarterly.  The Note matures fifteen months after October 15, 2010.  With the consent of the Holders of a majority of the Note, the term of the Note may be extended for up to three six-month periods.  The Holders may, at any time until the Note is fully paid, convert any outstanding principal and accrued interest on the Note into shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), at a price of $0.50 per share.  Pursuant to the terms of the Subscription Agreements, the Company granted the investors certain registration rights with respect to the Common Stock issuable upon conversion of the Note.  Upon the occurrence of certain events, the price at which the Note may be converted into shares of the Company’s Common Stock may be adjusted.  In addition, the Company may prepay in cash all or any portion of the outstanding principal amount of the Note, without penalty, on the 30th day following written notice to the Holder of the Note.

The private placement was conducted pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

The forgoing description of the Subscription Agreement and the Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Subscription Agreement and Note.  The Form of Subscription Agreement and Form of Note were included as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed by the Company on October 15, 2010, and are incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit	Description

10.1
Letter Agreement Modifying the Amended and Restated Exclusive License and Distribution Agreement Between Geospatial Holdings, Inc., Geospatial Mapping Systems, Inc., and Reduct NV dated September 15, 2010

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

Geospatial Holdings, Inc.
(Registrant)

Date: November 15, 2010	By:	/S/ MARK A. SMITH
	Name:	Mark A. Smith
	Title:	Chief Executive Officer (as Principal Executive Officer)

	By:	/S/ THOMAS R. OXENREITER
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer (as Principal Financial Officer)