Form 10-Q
period 2015-06-30
Geospatial Corp
filed 2015-08-14
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-04066

GEOSPATIAL CORPORATION

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

The number of $.001 par value common shares outstanding at August 7, 2015: 137,806,264.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOSPATIAL CORPORATION

Geospatial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,794	$17,723
Accounts receivable	20,800	32,800
Prepaid expenses and other current assets	325,463	180,689

Total current assets	351,057	231,212

Property and equipment:
Field equipment	339,079	339,079
Field vehicles	43,285	43,285

Total property and equipment	382,364	382,364
Less: accumulated depreciation	(187,705)	(126,864)

Net property and equipment	194,659	255,500

Total assets	$545,716	$486,712

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$602,961	$740,151
Accrued expenses	1,771,075	1,353,532
Due to related parties	168,931	137,910
Notes payable to related parties	—	29,047
Current portion of capital lease liability to related party	3,429	3,379
Senior convertible redeemable notes, net of deferred debt issue costs	—	1,525,025
Notes payable, net of deferred debt issue costs	1,301,961	232,892
Accrued registration payment arrangement	1,334,629	2,525,075

Total current liabilities	5,182,986	6,547,011

Non-current liabilities:
Notes payable	32,741	39,741
Capital lease liability to related party	5,030	6,757

Total non-current liabilities	37,771	46,498

Total liabilities	5,220,757	6,593,509

Stockholders' deficit:
Preferred stock:
Undesignated, $0.001 par value; 20,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding June 30, 2015 and
December 31, 2014	—	—
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2015 and December 31, 2014; 0 and 530,049 shares issued and
outstanding at June 30, 2015 and December 31, 2014, respectively	—	530
Common stock, $.001 par value; 350,000,000 shares authorized at June 30, 2015 and
December 31, 2014; 137,806,264 and 126,235,177 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively	137,806	126,235
Additional paid-in capital	35,184,339	33,596,411
Accumulated deficit	(39,997,186)	(39,829,973)

Total stockholders' deficit	(4,675,041)	(6,106,797)

Total liabilities and stockholders' deficit	$545,716	$486,712

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Sales	$20,800	$83,030	$20,800	$195,751
Cost of sales	41,975	46,202	79,569	95,817

Gross profit (loss)	(21,175)	36,828	(58,769)	99,934

Selling, general and administrative expenses	656,697	640,146	1,323,339	1,243,687

Net loss from operations	(677,872)	(603,318)	(1,382,108)	(1,143,753)

Other income (expense):
Interest expense	(37,772)	(39,130)	(121,914)	(78,908)
Gain on extinguishment of debt	73,181	164,306	146,363	235,474
Registration payment arrangements	468,996	—	1,190,446	—

Total other income (expenses)	504,405	125,176	1,214,895	156,566

Net loss before income taxes	(173,467)	(478,142)	(167,213)	(987,187)

Provision for income taxes	—	—	—	—

Net loss	$(173,467)	$(478,142)	$(167,213)	$(987,187)

Basic and fully-diluted net loss per share of common stock	$—	$—	$—	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Six Months Ended June 30, 2015

(Unaudited)

					Series B
					Convertible
	Preferred Stock		Common Stock		Preferred Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, December 31, 2014	530,049	$530	126,235,177	$126,235	$—	$33,596,411	$(39,829,973)	$(6,106,797)

Sale of common stock, net of issuance
costs	—	—	120,000	120	—	29,820	—	29,940

Conversion of Series B Convertible
Preferred Stock to Common Stock	(530,049)	(530)	5,300,500	5,300	—	(4,770)	—	—

Conversion of senior convertible
redeemable notes to common stock	—	—	6,150,587	6,151	—	1,562,878	—	1,569,029

Net loss for the six months ended
June 30, 2015	—	—	—	—	—	—	(167,213)	(167,213)
							.
Balance, June 30, 2015	—	$—	137,806,264	$137,806	$—	$35,184,339	$(39,997,186)	$(4,675,041)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Six Months
	Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(167,213)	$(987,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60,841	41,622
Amortization of deferred debt issuance costs	46,873	—
Gain on extinguishment of debt	(146,362)	(235,474)
Accrued registration payment arrangement	(1,190,446)	—
Accrued interest payable	71,088	72,150
Changes in operating assets and liablities:
Accounts receivable	12,000	86,170
Prepaid expenses and other current assets	(144,774)	(94,969)
Accounts payable	9,172	79,940
Accrued expenses	417,013	(94,997)
Due to related parties	31,021	22,170
Other long-term liabilities	—	(6,279)

Net cash used in operating activities	(1,000,787)	(1,116,854)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(169,576)

Net cash used in investing activities	—	(169,576)

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,600,000	—
Principal payments on notes payable	(587,155)	(90,541)
Principal payments on capital lease liabilities	(1,677)	(1,629)
Deferred debt issuance costs paid	(53,250)	—
Proceeds from sale of common stock, net of offering costs	29,940	2,061,296
Proceeds from exercise of warrants to purchase common stock, net of offering costs	—	5,332
Proceeds from exercise of warrants to purchase Series B Convertible Preferred Stock,
net of offering costs	—	266,571
Repurchase of shares of common stock for cancellation	—	(1,114,688)

Net cash provided by financing activities	987,858	1,126,341

Net change in cash and cash equivalents	(12,929)	(160,089)

Cash and cash equivalents at beginning of period	17,723	778,597

Cash and cash equivalents at end of period	$4,794	$618,508

Supplemental disclosures:
Cash paid during period for interest	$3,953	$6,758
Cash paid during period for income taxes	—	—
Non-cash transactions:
Conversion of senior convertible redeemable notes to common stock	1,569,029	—

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements included herein have been prepared by Geospatial Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and regulations contained in the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2015 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2014. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other interim periods, or any future year or period.

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

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiary, Geospatial Mapping Systems, Inc. All intercompany accounts and transactions have been eliminated.

Note 2 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2015	2014

Payroll and taxes	$1,393,157	$1,134,918
Accounting	59,048	67,280
Insurance	126,288	33,902
Contractors and subcontractors	118,083	60,848
Other	74,499	56,584

Accrued expenses	$1,771,075	$1,353,532

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 3 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff. The Company incurred $19,500 of lease expense during the three months ended June 30, 2015 and 2014, and $39,000 of lease expense during the six months ended June 30, 2015 and 2014. The lease is cancellable by either party upon 30 days’ notice.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leases a field vehicle from Mr. Smith. The lease is for 60 months, and is for substantially the same terms for which Mr. Smith leases the vehicle from the manufacturer. Interest on the lease amounted to $65 and $137 for the three months and six months, respectively, ended June 30, 2015, and $89 and $185 for the three and six months, respectively, ended June 30, 2014. The lease is recorded as a capital lease. At June 30, 2015, gross assets recorded under the lease and associated accumulated depreciation were $16,870 and $8,857, respectively. Future minimum payments under the capital lease are as follows as of June 30, 2015:

Balance of 2015	$1,812
Year ending December 31, 2016	3,628
Year ending December 31, 2017	3,326
Thereafter	—
Total minimum payments	8,766
Less: minimum interest payments	(307)
Minimum principal payments	$8,459

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 4 – Notes Payable

Current notes payable consisted of the following:

	June 30, 2015	December 31, 2014
Secured Promissory Note payable to an individual, due October 2, 2015, bearing interest at 10% per annum, plus warrants to purchase the common stock	$1,018,345	$—
Unsecured Convertible Promissory Note payable to an individual, due May 14, 2014, bearing interest at 10% plus warrants to purchase common stock	51,514	—
Unsecured Convertible Promissory Note payable to an individual, due July 31, 2015, bearing interest at 10% per annum, plus warrants to purchase common stock	50,194	—
Current portion of long-term notes payable	181,908	232,892
Current notes payable	$1,301,961	$232,892

Long-term notes payable consisted of the following:

	June 30, 2015	December 31, 2014
Notes payable under settlement agreements with former employees, payable monthly with terms of up to 39 months, with interest rates ranging from 0% to 4%	$167,908	$218,892
Notes payable under settlement agreements with vendors, payable monthly with terms of up to 60 months, with interest rates ranging from 0% to 32%	46,741	53,741
Total long-term notes payable	214,649	272,633
Less: current portion	(181,908)	(272,892)
Long-term notes payable, less current portion	$32,741	$39,741

Future maturities of long-term debt are as follows as of June 30, 2015:

Balance of 2015	$174,908
Year ending December 31, 2016	14,000
Year ending December 31, 2017	14,000
Year ending December 31, 2018	11,741
Thereafter	—
$214,649

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 5 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
	—	—	—	—
Deferred:
Federal	(297,847)	(149,132)	(522,590)	(308,982)
State	(94,555)	(47,344)	(165,902)	(98,089)
	(392,402)	(196,476)	(688,492)	(407,071)
Total income taxes	(392,402)	(196,476)	(688,492)	(407,071)

Less: valuation allowance	392,402	196,476	688,492	407,071

Net income taxes	$—	$—	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5	6.5	6.5
Valuation allowance	(41.5)	(41.5)	(41.5)	(41.5)

Effective rate	0.0%	0.0%	0.0%	0.0%

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 5 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	June 30, 2015	December 31, 2014
Start-up costs	$42,408	$47,325
Depreciation	(37,029)	(37,684)
Accrued expenses	484,747	378,020
Net operating loss carryforward	15,559,588	14,973,562

Deferred income taxes	16,049,714	15,361,223
Less: valuation allowance	(16,049,714)	(15,361,223)

Net deferred income taxes	$—	$—

At June 30, 2015, the Company had federal and state net operating loss carryforwards of approximately $37,493,000. The federal and state net operating loss carryforwards will expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 6 – Net Loss Per Share of Common Stock

Basic net loss per share are computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net loss	$(173,467)	$(478,142)	$(167,213)	$(987,187)

Weighted average number of shares of common stock outstanding	137,806,264	100,867,638	134,988,604	95,601,622
Dilutive potential shares of common stock	137,806,264	100,867,638	134,988,604	95,601,622

Net loss per share of common stock:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 6 – Net Loss Per Share of Common Stock (continued)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Series B Convertible Preferred Stock	—	23,153,050	1,766,830	23,153,050
Options and warrants to purchase common stock	12,447,647	10,886,702	13,628,571	11,245,045
Warrants to purchase Series B Convertible Preferred Stock	—	2,377,343	—	2,415,287
Unsecured Convertible Promissory Notes	—	—	—	—
Secured Promissory Note	836,735	—		—
Senior Convertible Redeemable Notes	1,952,032	2,899,917	769,724	2,899,917

Total	15,236,414	39,317,012	16,165,125	39,713,299

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

Note 7 – Stock-Based Payments

During the six months ended June 30, 2015, the Company granted stock appreciation rights on 362,500 shares of the Company’s common stock to an eligible consultant pursuant to the 2013 Equity Incentive Plan.

During the six months ended June 30, 2015, the Company granted warrants to purchase 3,661,750 shares of the Company’s common stock to lenders in connection with loans to the Company, and warrants to purchase 1,300,000 shares of the Company’s common stock to consultants.

Note 8 – Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms. The Company accounts for such concessions in accordance with Financial Accounting Standards Board Accounting Standards Codification 470-60, Troubled Debt Restructurings by Debtors, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan. Such gains are included as “Gains on extinguishment of debt” in “Other income and expenses” on the Company’s Consolidated Statement of Operations. In addition, the Company has accounts payable that have aged or are expected to age beyond the statute of limitations. The Company is amortizing those liabilities over the remaining term of the statute of limitations. Gains on extinguishment of debt amounted to $73,181 and $164,306 during the three months ended June 30, 2015 and 2014, respectively, and $146,363 and $235,474 during the six months ended June 30, 2015 and 2014, respectively.

Note 9 – Registration Payment Arrangements

                The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”). The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued. The Company measures fair value by the price of its common stock at its most recent sale. The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly. The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $1,334,629 at June 30, 2015, and $2,525,075 at December 31, 2014. Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements” which amounted to gains of $468,996 and $1,190,446 during the three and six months, respectively, ended June 30, 2015. There were no such gains or losses during the three and six months ended June 30, 2014.

ITEM 2:	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2014, and for the three months ended March 31, 2015, filed with our Registration Statement on Form S-1 on June 12, 2015, and our financial statements and notes thereto as of and for the three and six months ended June 30, 2015, which appear elsewhere in this Quarterly Report on Form 10-Q.

We provide cloud-based geospatial solutions to accurately locate and digitally map underground pipelines and other infrastructure in three dimensions. Our professional staff offers the expertise, ability, and technologies required to design and execute solutions that are delivered in a cloud-based GIS (geographic information system) platform.

We believe that the market for aggregating and maintaining positional data for underground assets is maturing, and that business and governmental entities are beginning to understand the value of such data. We believe that this developing market presents us with an opportunity to deliver long-term value to our shareholders. In order to realize that value, our primary challenge is to raise working capital sufficient to operate our business, and investment capital to hire employees, acquire assets, and expand our business. Management is currently focused on raising capital, and planning to position our business to capitalize on the maturing market for positional data once such capital is in place, including identifying new technologies for aggregating positional data, developing our GeoUnderground software, and planning the strategies and processes for our upcoming marketing campaigns. We use financial and non-financial performance indicators to assess our business, including liquidity measures, revenues, gross margins, operating revenue, and backlog.

Liquidity and Capital Resources

At June 30, 2015, we had current assets of $351,057, and current liabilities of $5,182,986.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common and preferred stock and advances from our chief executive officer. At June 30, 2015, current liabilities exceeded current assets by $4,831,929, and total liabilities exceeded total assets by $4,675,041. Those factors raise doubts about our ability to continue as a going concern.

In 2012, we raised approximately $632,000 in cash through private sales of our Series B Convertible Preferred Stock (“Series B Stock”), and converted approximately $215,000 in liabilities to Series B Stock. In 2013, we raised approximately $3,246,000 through private sales of our Series B Stock and common stock, and converted approximately $4,926,000 of liabilities to Series B Stock and common stock. During 2014, we raised approximately $2,430,000 through private sales of our common stock, and approximately $272,000 through the exercise of outstanding warrants to purchase Series B Stock and common stock. In addition, we have negotiated settlements or long-term extensions on approximately $1,776,000 of liabilities from 2012 through 2014. We entered into an agreement with Reduct NV, licensor of our former exclusive technology, on May 10, 2013 that eliminates all prior liabilities to Reduct in consideration for the issuance of 9,000,000 shares of our common stock, warrants to purchase 3,500,000 shares of our common stock, and purchases of $300,000 of equipment from Reduct. The agreement allows us to purchase their products on a non-exclusive basis without the minimum purchase requirements to maintain the exclusive license. On February 26, 2015, an outstanding Senior Secured Redeemable Note with a balance due of approximately $1.6 million was converted into shares of our common stock.

On January 16, 2015, we issued a Senior Secured Promissory Note to Horberg Enterprises LLC (the “Horberg Note”) in the principal amount of $500,000. The Horberg Note was due on April 8, 2015, and accrued no interest through the due date. The Horberg Note was secured by liens on all of our assets. We also issued Horberg Enterprises LLC warrants to purchase 1,500,000 shares of our common stock in consideration for its purchasing the Horberg Note. Proceeds from the issuance of the Horberg Note were used for working capital purposes. We repaid the Horberg Note on April 3, 2014.

On April 2, 2015, we issued a Secured Promissory Note to David M. Truitt (the “Truitt Note”) in the principal amount of $1,000,000. The Truitt Note is due on October 2, 2015, and bears interest at 10% per annum. The Truitt Note is secured by liens on all of our assets, and is convertible into shares of our common stock at the option of the holder. We also issued Mr. Truitt warrants to purchase 2,000,000 shares of our common stock in consideration for his purchasing the Truitt Note. Proceeds from the issuance of the Truitt Note were used to repay the Horberg Note and for working capital purposes.

On September 17, 2014, we entered into an Asset Purchase Agreement to acquire substantially all the assets of Select Analytics LLC, a company that operates the Shale Navigator website, and is engaged in the business of aggregating, managing, and selling infrastructure data. Pursuant to the Asset Purchase Agreement, we will be required to pay $160,000 in cash and issue 550,000 shares of the Company’s common stock to the seller during 2015.

Management is continuing efforts to secure funding sufficient for the Company’s operating and capital requirements through private sales of common stock, and to negotiate settlements or extensions of existing liabilities. The proceeds of such sales of stock, if any, will be used to fund general working capital needs.

Beginning in 2012, we changed the focus of our company to position us to generate revenue from data acquisition and data management. We expanded our service offerings to provide data acquisition services utilizing twelve different technologies. We developed new, cloud-based mapping software to be marketed under our existing name GeoUndergound that replaces our previous version of GeoUnderground. We currently utilize GeoUnderground to deliver data to customers. We intend to offer GeoUnderground as a subscription-based stand-alone product beginning in the first quarter of 2015. In 2014, we entered into an agreement to acquire the Shale Navigator website, which we intend to incorporate into GeoUnderground. We expect to have the Shale Navigator website incorporated into GeoUnderground, and to realize revenue from Shale Navigator subscriptions and sales of data beginning in 2015. We believe that our changes to our operating focus will enable us to begin to generate significant revenue from operations.

We believe that our actions and planned actions will enable us to finance our operations beyond the next twelve months.

We do not believe that inflation and changing prices will have a material impact on our net sales and revenues, or on income from continuing operations.

Results of Operations

We had sales of $20,800 during each of the three and six months ended June 30, 2015. Cost of sales were $41,975 and $79,569 for the three and six months, respectively, ended June 30, 2015. For the three and six months ended June 30, 2014, sales were $83,030 and $195,751, respectively, and cost of sales were $46,202 and $95,817, respectively. Our sales have fluctuated throughout 2015 and 2014 as our ability to market and perform jobs was hampered by our financial condition. We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

Selling, general, and administrative (“SG&A”) expenses were $656,697 and $1,323,339 for the three and six months ended June 30, 2015, respectively, compared to $640,146 and $1,243,687 for the three and six months, respectively, ended June 30, 2014. The increase in SG&A costs for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 were due to increased payroll costs related to our expanded technical staff in 2015.

Other income and expense for the three and six months ended June 30, 2015 was a net income of $504,405 and $1,214,895, respectively, which included interest expense of $37,772 and $121,914, respectively, gains on extinguishment of debt of $73,181 and $146,363, respectively, and gains related to registration payment arrangements of $468,996 and $1,190,446, respectively. Other income and expense for the three and six months ended June 30, 2014 was a net income of $125,176 and $156,566, respectively, which included interest expense of $39,130 and $78,908, respectively, and gains on extinguishment of debt of $164,306 and $235,474, respectively. The increase in interest expense in 2015 was due to interest on new loans in 2015, and interest on higher balances for existing loans. The gains on extinguishment of debt resulted from settlement agreements on prior liabilities.

Gains or expense related to registration payment arrangements result from a series of Stock Subscription Agreements we entered into in 2009 and 2010 (the “Stock Subscription Agreements”). We are required to register the shares of common stock sold pursuant to the Stock Subscription Agreements under the Securities Act. Our failure to register the shares of common stock under the Securities Act resulted in our obligation to issue additional shares (“Penalty Shares”) to investors who purchased shares pursuant to the Stock Subscription Agreements. We recorded a liability on our books for the value of the estimated number of shares to be issued. We incur losses on our registration payment arrangements when the estimated number of Penalty Shares to be issued increases, or when the value of our common stock increases. We record gains on our registration payment arrangements when the estimated number of Penalty Shares to be issued decreases, or when the value of our common stock decreases.

During the three and six months ended June 30, 2015, we had gains related to registration payment arrangements due to decreases in the value of our common stock and the estimated number of Penalty Shares to be issued. We had no gains or expense related to registration payment arrangements during the three and six months ended June 30, 2014. We expect that income or expense related to registration payment arrangements will fluctuate as the price of our common stock and the estimate of the number of Penalty Shares to be issued fluctuate.

We had no benefit from income taxes during the three and six months ended June 30, 2015 or 2014, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2015.

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

Registration Payment Arrangements. We are contractually obligated to issue shares of our common stock to certain investors for failure to register their shares of our common stock under the Securities Act. We have recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued. We review on a quarterly basis our estimate of the number of shares to be issued and the fair value of the stock to be issued.

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At June 30, 2015, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At June 30, 2015, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk—Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. We do not have significant short-term investments. Accordingly, we believe that we do not have a material interest rate exposure.

Foreign Currency Risk—Our functional currency is the United States dollar. We do not currently have any assets or liabilities denominated in foreign currencies. Consequently, we have no direct exposure to foreign currency risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

On June 16, 2015, the Company issued warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.20 per share to a consultant. The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The recipient is an accredited investor, and the Company issued the warrants without any general solicitation or advertisement and with a restriction on resale.

 On June 17, 2015, the Company issued to a lender an Unsecured Convertible Promissory Note in the principal amount of $50,000, which is convertible into shares of common stock at the option of the holder, and warrants to purchase 75,000 shares of its common stock at an exercise price of $0.20 per share. The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The recipient is an accredited investor, and the Company issued the Note and the warrants without any general solicitation or advertisement and with a restriction on resale.

ITEM 6.	EXHIBITS

Exhibit	Description

31.1	Rule 13a-14(a) Certification of Mark A. Smith

31.2	Rule 13a-14(a) Certification of Thomas R. Oxenreiter

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Geospatial Corporation
(Registrant)

Date: August 14, 2015	By:	/S/ MARK A. SMITH
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

	By:	/S/ THOMAS R. OXENREITER
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer

