Form 10-Q
period 2015-09-30
Geospatial Corp
filed 2015-11-20
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2015

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

The number of $.001 par value common shares outstanding at November 16, 2015: 141,066,264.

FORWARD-LOOKING STATEMENT NOTICE

The statements set forth in this report which are not historical constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, including statements regarding the expectations, beliefs, intentions or strategies for the future. When used in this report, the terms "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to our business or our subsidiaries or our management, are intended to identify Forward-Looking Statements. These Forward-Looking Statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-Looking Statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the Forward-Looking Statements.

Because our common stock is considered to be a "penny stock", the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 do not apply to such Forward Looking Statements.

Our business involves various risks, including, but not limited to, our ability to implement our business strategies as planned in a timely manner or at all; our lack of operating history; our ability to protect our proprietary technologies; our ability to obtain financing sufficient to meet our capital needs; our inability to use historical financial data to evaluate our financial performance; and the other risk factors identified in our filings with the Securities and Exchange Commission.

. '

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by us or on our behalf, readers of this report should not place undue reliance on any forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligations to update any Forward-Looking Statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any Forward-Looking Statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEOSPATIAL CORPORATION INDEX

Geospatial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$23,202	$17,723
Accounts receivable	—	32,800
Prepaid expenses and other current assets	210,569	180,689

Total current assets	233,771	231,212

Property and equipment:
Field equipment	339,079	339,079
Field vehicles	43,285	43,285

Total property and equipment	382,364	382,364
Less: accumulated depreciation	(217,720)	(126,864)

Net property and equipment	164,644	255,500

Total assets	$398,415	$486,712

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$636,284	$740,151
Accrued expenses	1,930,645	1,353,532
Due to related parties	179,172	137,910
Notes payable to related parties	6,893	29,047
Current portion of capital lease liability to related party	3,453	3,379
Senior convertible redeemable notes, net of deferred debt issue costs	—	1,525,025
Notes payable, net of deferred debt issue costs	1,545,410	232,892
Accrued registration payment arrangement	1,334,629	2,525,075

Total current liabilities	5,636,486	6,547,011

Non-current liabilities:
Notes payable	3,667	39,741
Capital lease liability to related party	4,158	6,757

Total non-current liabilities	7,825	46,498

Total liabilities	5,644,311	6,593,509

Stockholders' deficit:
Preferred stock:
Undesignated, $0.001 par value; 20,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding September 30, 2015 and December 31, 2014	—	—
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2015 and December 31, 2014; 0 and 530,049 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	530
Common stock, $.001 par value; 350,000,000 shares authorized at September 30, 2015 and December 31, 2014; 138,456,264 and 126,235,177 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	138,456	126,235
Additional paid-in capital	35,313,551	33,596,411
Accumulated deficit	(40,697,903)	(39,829,973)

Total stockholders' deficit	(5,245,896)	(6,106,797)

Total liabilities and stockholders' deficit	$398,415	$486,712

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Sales	$—	$58,400	$20,800	$254,151
Cost of sales	33,545	49,809	113,114	145,626

Gross profit (loss)	(33,545)	8,591	(92,314)	108,525

Selling, general and administrative expenses	698,559	724,098	2,021,897	1,967,784

Net loss from operations	(732,104)	(715,507)	(2,114,211)	(1,859,259)

Other income (expense):
Interest expense	(41,794)	(40,346)	(163,709)	(119,254)
Gain on extinguishment of debt	73,181	74,528	219,544	310,002
Registration payment arrangements	—	—	1,190,446	—

Total other income (expenses)	31,387	34,182	1,246,281	190,748

Net loss before income taxes	(700,717)	(681,325)	(867,930)	(1,668,511)

Provision for income taxes	—	—	—	—

Net loss	$(700,717)	$(681,325)	$(867,930)	$(1,668,511)

Basic and fully-diluted net loss per share of common stock	$(0.01)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the Nine Months Ended September 30, 2015
(Unaudited)

					Series B
					Convertible
	Preferred Stock		Common Stock		Preferred Stock	Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Total

Balance, December 31, 2014	530,049	$530	126,235,177	$126,235	$—	$33,596,411	$(39,829,973)	$(6,106,797)

Sale of common stock, net of issuance
costs	—	—	770,000	770	—	159,032	—	159,802

Conversion of Series B Convertible
Preferred Stock to common stock	(530,049)	(530)	5,300,500	5,300	—	(4,770)	—	—

Conversion of senior convertible
redeemable notes to common stock	—	—	6,150,587	6,151	—	1,562,878	—	1,569,029

Net loss for the nine months ended
September 30, 2015	—	—	—	—	—	—	(867,930)	(867,930)
							.
Balance, September 30, 2015	—	$—	138,456,264	$138,456	$—	$35,313,551	$(40,697,903)	$(5,245,896)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Nine Months
	Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(867,930)	$(1,668,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	90,856	71,026
Amortization of deferred debt issuance costs	53,114	—
Gain on extinguishment of debt	(219,543)	(310,002)
Issuance of common stock for services	—	82,500
Accrued registration payment arrangement	(1,190,446)	—
Accrued interest payable	104,207	108,812
Changes in operating assets and liablities:
Accounts receivable	32,800	102,450
Prepaid expenses and other current assets	(29,880)	(152,082)
Accounts payable	115,676	73,265
Accrued expenses	575,099	10,832
Due to related parties	41,262	29,619
Other long-term liabilities	—	(19,887)

Net cash used in operating activities	(1,294,784)	(1,671,978)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(197,188)

Net cash used in investing activities	—	(197,188)

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,780,000	—
Proceeds from issuance of notes payable to related parties	6,891	—
Principal payments on notes payable	(590,655)	(119,175)
Principal payments on capital lease liabilities	(2,525)	(2,453)
Deferred debt issuance costs paid	(53,250)	—
Proceeds from sale of common stock, net of offering costs	159,802	2,236,086
Proceeds from exercise of warrants to purchase common stock, net of offering costs	—	5,332
Proceeds from exercise of warrants to purchase Series B Convertible Preferred Stock,
net of offering costs	—	266,571
Repurchase of shares of common stock for cancellation	—	(1,114,688)

Net cash provided by financing activities	1,300,263	1,271,673

Net change in cash and cash equivalents	5,479	(597,493)

Cash and cash equivalents at beginning of period	17,723	778,597

Cash and cash equivalents at end of period	$23,202	$181,104

Supplemental disclosures:
Cash paid during period for interest	$6,386	$10,442
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of common stock for services	—	82,500
Issuance of common stock in settlement of liabilities	—	50,000
Conversion of senior convertible redeemable notes to common stock	1,569,029	—

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements included herein have been prepared by Geospatial Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and regulations contained in the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2015 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2014. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other interim periods, or any future year or period.

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

Note 2 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2015	2014

Payroll and taxes	$1,529,075	$1,134,918
Accounting	56,893	67,280
Insurance	74,352	33,902
Contractors and subcontractors	191,384	60,848
Other	78,941	56,584

Accrued expenses	$1,930,645	$1,353,532

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

Note 3 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff. The Company incurred $19,500 of lease expense during the three months ended September 30, 2015 and 2014, and $58,500 of lease expense during the nine months ended September 30, 2015 and 2014. The lease is cancellable by either party upon 30 days’ notice.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leases a field vehicle from Mr. Smith. The lease is for 60 months, and is for substantially the same terms for which Mr. Smith leases the vehicle from the manufacturer. Interest on the lease amounted to $59 and $196, respectively, for the three months and nine months ended September 30, 2015, and $77 and $346, respectively, for the three and nine months ended September 30, 2014. The lease is recorded as a capital lease. At September 30, 2015, gross assets recorded under the lease and associated accumulated depreciation were $16,870 and $9,700, respectively. Future minimum payments under the capital lease are as follows as of September 30, 2015:

Balance of 2015	$907
Year ending December 31, 2016	3,628
Year ending December 31, 2017	3,326
Thereafter	—
Total minimum payments	7,861
Less: minimum interest payments	(250)
Minimum principal payments	$7,611

During the three months ended September 30, 2015, Thomas R. Oxenreiter, the Company’s Chief Financial Officer, loaned the Company $6,891. During the three and nine months ended September 30, 2015, interest on the loan at 10% per annum totaled $2. The Company issued warrants to purchase 6,891 shares of the Company’s common stock at $0.20 per share in connection with the loan.

Geospatial Corporation and Subsidiaries Notes to Unaudited Consolidated Financial Statements

September 30, 2015

Note 4 – Notes Payable

Current notes payable consisted of the following:

	September 30, 2015	December 31, 2014
Secured Promissory Note payable to an individual, due October 2, 2015, bearing interest at 10% per annum, plus warrants to purchase the common stock	$1,050,142	$—
Unsecured Convertible Promissory Notes payable to individuals, due at various times through November 4, 2015, bearing interest at 10% plus warrants to purchase common stock	287,786	—
Current portion of long-term notes payable	207,482	232,892
Current notes payable	$1,545,410	$232,892

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

Note 4 – Notes Payable (continued)

Long-term notes payable consisted of the following:

	September 30, 2015	December 31, 2014
Notes payable under settlement agreements with former employees, payable monthly with terms of up to 39 months, with interest rates ranging from 0% to 4%	$167,908	$218,892
Notes payable under settlement agreements with vendors, payable monthly with terms of up to 60 months, with interest rates ranging from 0% to 32%	43,241	53,741
Total long-term notes payable	211,149	272,633
Less: current portion	(207,482)	(272,892)
Long-term notes payable, less current portion	$3,667	$39,741

Future maturities of long-term debt are as follows as of September 30, 2015:

Balance of 2015	$38,074
Year ending December 31, 2016	2,000
Year ending December 31, 2017	2,000
Year ending December 31, 2018	1,166
Thereafter	—
$43,240

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

Note 5 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine months Ended September 30, 2015	Nine months Ended September 30, 2014

Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
	—	—	—	—
Deferred:
Federal	(220,406)	(214,109)	(742,996)	(523,091)
State	(69,970)	(67,971)	(235,872)	(166,061)
	(290,376)	(282,080)	(978,868)	(689,152)
Total income taxes	(290,376)	(282,080)	(978,868)	(689,152)

Less: valuation allowance	290,376	282,080	978,868	689,152

Net income taxes	$—	$—	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine months Ended September 30, 2015	Nine months Ended September 30, 2014
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5	6.5	6.5
Valuation allowance	(41.5)	(41.5)	(41.5)	(41.5)

Effective rate	0.0%	0.0%	0.0%	0.0%

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

Note 5 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	September 30, 2015	December 31, 2014
Start-up costs	$39,949	$47,325
Depreciation	(36,870)	(37,684)
Accrued expenses	646,482	378,020
Net operating loss carryforward	15,690,529	14,973,562

Deferred income taxes	16,340,090	15,361,223
Less: valuation allowance	(16,340,090)	(15,361,223)

Net deferred income taxes	$—	$—

At September 30, 2015, the Company had federal and state net operating loss carryforwards of approximately $37,809,000. The federal and state net operating loss carryforwards will expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

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

The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine months Ended September 30, 2015	Nine months Ended September 30, 2014
Net loss	$(700,717)	$(681,325)	$(867,930)	$(1,668,511)

Weighted average number of shares of common stock outstanding	138,056,264	124,163,383	136,022,394	105,226,831
Dilutive potential shares of common stock	138,056,264	124,163,383	136,022,394	105,226,831

Net loss per share of common stock:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

Note 6 – Net Loss Per Share of Common Stock (continued)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine months Ended September 30, 2015	Nine months Ended September 30, 2014
Series B Convertible Preferred Stock	—	5,300,490	1,325,123	21,672,035
Options and warrants to purchase common stock	14,345,798	8,110,405	14,345,798	10,698,719
Warrants to purchase Series B Convertible Preferred Stock	67,646	1,689,792	67,646	2,337,517
Unsecured Convertible Promissory Notes	—	—	—	—
Secured Promissory Note	6,732,841	—	4,310,455	—
Senior Convertible Redeemable Notes	—	2,937,368	1,464,024	2,936,579

Total	21,146,285	18,038,055	21,513,046	37,644,850

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

Note 7 – Stock-Based Payments

During the nine months ended September 30, 2015, the Company granted stock appreciation rights on 1,362,500 shares of the Company’s common stock to eligible employees and consultants pursuant to the 2013 Equity Incentive Plan.

During the nine months ended September 30, 2015, the Company granted warrants to purchase 3,962,641 shares of the Company’s common stock to lenders in connection with loans to the Company, and warrants to purchase 1,300,000 shares of the Company’s common stock to consultants.

Note 8 – Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms. The Company accounts for such concessions in accordance with Financial Accounting Standards Board Accounting Standards Codification 470-60, Troubled Debt Restructurings by Debtors, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan. Such gains are included as “Gains on extinguishment of debt” in “Other income and expenses” on the Company’s Consolidated Statement of Operations. In addition, the Company has accounts payable that have aged or are expected to age beyond the statute of limitations. The Company is amortizing those liabilities over the remaining term of the statute of limitations. Gains on extinguishment of debt amounted to $73,181 and $74,528 during the three months ended September 30, 2015 and 2014, respectively, and $219,544 and $310,002 during the nine months ended September 30, 2015 and 2014, respectively.

Note 9 – Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”). The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued. The Company measures fair value by the price of its common stock at its most recent sale. The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly. The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $1,334,629 at September 30, 2015, and $2,525,075 at December 31, 2014. Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements” which amounted to gains of $1,190,446 during the nine months ended September 30, 2015. There were no such gains or losses during the three months ended September 30, 2015, or during the three and nine months ended September 30, 2014.

ITEM 2: MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2014, and for the three months ended March 31, 2015, filed with our Registration Statement on Form S-1 on June 12, 2015, and our financial statements and notes thereto as of and for the three and nine months ended September 30, 2015, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

At September 30, 2015, we had current assets of $486,643, and current liabilities of $5,889,358.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common and preferred stock and advances from our chief executive officer. At September 30, 2015, current liabilities exceeded current assets by $5,402,715, and total liabilities exceeded total assets by $5,245,896. Those factors raise doubts about our ability to continue as a going concern.

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

On January 16, 2015, we issued a Senior Secured Promissory Note to Horberg Enterprises LLC (the “Horberg Note”) in the principal amount of $500,000. The Horberg Note was due on April 8, 2015, and accrued no interest through the due date. The Horberg Note was secured by liens on all of our assets. We also issued Horberg Enterprises LLC warrants to purchase 1,500,000 shares of our common stock in consideration for its purchasing the Horberg Note. Proceeds from the issuance of the Horberg Note were used for working capital purposes. We repaid the Horberg Note on April 3, 2015.

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

During 2015, we raised approximately $421,000 in cash through private sales of our common stock. Also during 2015, we issued Unsecured Convertible Promissory Notes (the “Unsecured Notes”) with principal amounts totaling approximately $299,000, which bear interest at 10% per annum. The Unsecured Notes are convertible into shares of our common stock at the option of the holder. We issued warrants to purchase 408,891 shares of our common stock in connection with the Unsecured Notes. Proceeds from the Unsecured Notes were used for working capital purposes.

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

Beginning in 2012, we changed the focus of our company to position us to generate revenue from data acquisition and data management. We expanded our service offerings to provide data acquisition services utilizing twelve different technologies. We developed new, cloud-based mapping software to be marketed under our existing name GeoUndergound that replaces our previous version of GeoUnderground. We currently utilize GeoUnderground to deliver data to customers. We intend to offer GeoUnderground as a subscription-based stand-alone product beginning in the first quarter of 2016. We believe that our changes to our operating focus will enable us to begin to generate significant revenue from operations.

We believe that our actions and planned actions will enable us to finance our operations beyond the next twelve months.

We do not believe that inflation and changing prices will have a material impact on our net sales and revenues, or on income from continuing operations.

Results of Operations

We had no sales during the three months ended September 30, 2015, and sales of $20,800 during the nine months ended September 30, 2015. Cost of sales were $33,545 and $113,114 for the three and nine months, respectively, ended September 30, 2015. For the three and nine months ended September 30, 2014, sales were $58,400 and $254,151, respectively, and cost of sales were $49,809 and $145,626, respectively. Our sales have fluctuated throughout 2015 and 2014 as our ability to market and perform jobs was hampered by our financial condition. We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

Selling, general, and administrative (“SG&A”) expenses were $698,559 and $2,021,897 for the three and nine months ended September 30, 2015, respectively, compared to $724,098 and $1,967,784 for the three and nine months, respectively, ended September 30, 2014. The decrease in SG&A costs for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was due to decreases in development costs associated with our software, and decreases in professional fees, which was partially offset by an increase in payroll costs related to our expanded technical staff in 2015. The increase in SG&A costs for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was due to increased payroll costs related to our expanded technical staff in 2015.

Other income and expense for the three and nine months ended September 30 , 2015 was a net income of $31,387 and $1,246,281, respectively, which included interest expense of $41,794 and $163,709, respectively, gains on extinguishment of debt of $73,181 and $219,544, respectively, and gains related to registration payment arrangements of $0 and $1,190,446, respectively. Other income and expense for the three and nine months ended September 30, 2014 was a net income of $34,182 and $190,748, respectively, which included interest expense of $40,346 and $119,254, respectively, and gains on extinguishment of debt of $74,528 and $310,002, respectively. The increase in interest expense in 2015 was due to interest on new loans in 2015, and interest on higher balances for existing loans. The gains on extinguishment of debt resulted from settlement agreements on prior liabilities.

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

During the nine months ended September 30, 2015, we had gains related to registration payment arrangements due to decreases in the value of our common stock and the estimated number of Penalty Shares to be issued. We had no gains or expense related to registration payment arrangements during the nine months ended September 30, 2014. We expect that income or expense related to registration payment arrangements will fluctuate as the price of our common stock and the estimate of the number of Penalty Shares to be issued fluctuate.

We had no benefit from income taxes during the three and nine months ended September 30, 2015 or 2014, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2015.

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At September 30, 2015, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At September 30, 2015, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

Between July 9, 2015 and September 14, 2015, the Company sold 650,000 shares of its common stock to five investors at a sales price of $0.20 per share, for an aggregate sales price of $130,000. The sales took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement, and with a restriction on resale.

Between October 27, 2015 and November 10, 2015, the Company sold 652,500 shares of its common stock to four investors at a sales price of $0.10 per share, for an aggregate sales price of $261,000. The sales took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement, and with a restriction on resale.

Between July 8, 2015 and July 29, 2015, the Company issued Unsecured Convertible Promissory Notes to three lenders in the aggregate principal amount of $150,000, which is convertible into shares of common stock at the option of the holders, and warrants to purchase 210,000 shares of its common stock at an exercise price of $0.20 per share. The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The recipients are accredited investors, and the Company issued the Unsecured Convertible Promissory Notes and the warrants without any general solicitation or advertisement and with a restriction on resale.

On August 13, 2015, the Company issued an Unsecured Convertible Promissory Note to a lender in the principal amount of $30,000, which is convertible into shares of common stock at the option of the holder, and warrants to purchase 3,000 shares of its common stock at an exercise price of $0.25 per share. The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The recipient is an accredited investor, and the Company issued the Unsecured Convertible Promissory Note and the warrants without any general solicitation or advertisement and with a restriction on resale.

On September 30, 2015, the Company issued to Thomas R. Oxenreiter, the Company’s Chief Financial Officer and Director, an Unsecured Convertible Promissory Note in the principal amount of $6,891, which is convertible into shares of the Company’s common stock at the option of the holder, and warrants to purchase 6,891 shares of the Company’s common stock at an exercise price of $0.20 per share. The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. Mr. Oxenreiter is an accredited investor, and the Company issued the common stock and warrants without any general solicitation or advertisement and with a restriction on resale.

On October 13, 2015, the Company issued to Thomas R. Oxenreiter, the Company’s Chief Financial Officer and Director, an Unsecured Convertible Promissory Note in the principal amount of $12,000, which is convertible into shares of the Company’s common stock at the option of the holder, and warrants to purchase 12,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. Mr. Oxenreiter is an accredited investor, and the Company issued the common stock and warrants without any general solicitation or advertisement and with a restriction on resale.

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

Geospatial Corporation (Registrant)
(Registrant)

Date: November 20, 2015	By:	/S/ MARK A. SMITH
	Name: Title:	Mark A. Smith Chief Executive Officer

	By:	/S/ THOMAS R. OXENREITER
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer