Form 10-K
period 2015-12-31
Geospatial Corp
filed 2016-04-14
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2015

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

Yes ☐ No ☒

Aggregate market value of voting common stock held by non-affiliates of the registrant at June 30, 2015: $16,771,360. For purposes of this calculation, executive officers, directors, and persons holding in excess of 5% of the outstanding shares of common stock are considered affiliates.

Number of shares of common stock outstanding as of April 4, 2016: 143,336,073.

Documents incorporated by reference: None.

GEOSPATIAL CORPORATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The statements set forth under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” and “Business,” and other statements included elsewhere in this Annual Report and Form 10-K, which are not historical, constitute “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, including statements regarding the expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to our business or our subsidiaries or our management, are intended to identify Forward-Looking Statements. These Forward-Looking Statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-Looking Statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Because our common stock is considered to be a “penny stock”, the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 do not apply to such Forward Looking Statements.

Our business involves various risks, including, but not limited to, our ability to implement our business strategies as planned in a timely manner or at all; our lack of operating history; our ability to protect our proprietary technologies; our ability to obtain financing sufficient to meet our capital needs; and our inability to use historical financial data to evaluate our financial performance. See “Risk Factors” beginning on page 7.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1.	Business.

Company Overview

The Company was incorporated on December 26, 1995 in the state of Nevada as Kayenta Kreations, Inc. In connection with a merger in 2008, the Company changed its name to Geospatial Holdings, Inc., and in 2013, changed its name to Geospatial Corporation (“we” or the “Company”). Geospatial Mapping Systems, Inc. is the Company’s wholly-owned subsidiary and operating unit.

General Description of the Business

We provide proven cloud-based geospatial solutions to accurately locate and digitally map in 3D underground pipelines and other infrastructure. Our professional staff offers the expertise, ability and technologies required to design and execute innovative, challenging solutions that push the Company to the forefront of the cloud-based infrastructure mapping industry. Geospatial Corporation is steadfastly committed to our mission – “To provide our clients with an unparalleled 3D understanding of the world’s underground infrastructure”.

We carefully listen to each client’s precise needs and provide unique and innovative technological solutions to locate, map and manage our clients’ critical infrastructure data. Our clear communication and time-tested technical expertise enable us to think outside the box as we provide underground infrastructure mapping solutions to benefit our clients and the community.

We provide two types of services to our clients, data acquisition and data management. Data acquisition entails utilizing various technologies to accurately locate the exact position and depth of underground pipelines and conduits along with information on existing aboveground infrastructure. We provide data management services in which we securely manage this critical infrastructure data through the licensing of our cloud-based GeoUnderground GIS (Geographic Information System) software.

Product Development and Introduction

The GIS technology and mapping industry is characterized by rapid technological change in computer hardware, operating systems and software. In addition, consumers’ requirements and preferences rapidly evolve, as do their expectations of the performance of their software and the accuracy of the collected data managed by their software. To keep pace with these changes, we maintain a vigorous program of new product development to address demands in the marketplace for our products. Just as the transition from mainframes to personal computers transformed the industry thirty years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, social and mobile information management and sharing.

We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new software products and data acquisition technologies. Our software is primarily developed internally, however, we also use independent firms or contractors to perform some of our product development activities.

We spent $108,264 and $193,637 on research and development during the years ended December 31, 2015 and 2014, respectively.

Sales and Marketing Efforts

Along with GeoUnderground, we now provide a cloud-based infrastructure management solution to our clients, which include utilities, municipalities, government agencies, and other facilities. Over the past few years, due to financial constraints, the majority of our sales have resulted from word-of-mouth referrals. We have not had a formal marketing or sales program over the past five years.

We intend to establish Regional Technical Sales Managers (“RTSMs”) in various sales regions across the United States, Canada, the Middle East, and Australia. Each RTSM will be responsible for developing and implementing a sales program which meets our specific targets. As business is developed in each sales region, we expect field technicians to be assigned to work under each RTSM to assist the RTSM in performing pipeline mapping services.

We intend to engage in direct-sale marketing efforts, whereby we will require that each of our RTSMs establish relationships and schedule webinar meetings with GIS and utilities managers, engineering companies, major utility companies and major utility contractors within each of their respective sales regions in order to demonstrate our data acquisition technologies, GeoUnderground, and its associated benefits. We also intend to demonstrate the use and functionality of GeoUnderground at numerous national and regional trade shows sponsored by related industry groups. In addition, we will expect each RTSM to generate sales leads through social media and webinars.

Financing

From January 1, 2014 through December 31, 2015, we raised approximately $3.2 million in cash through the private sale of our common stock and exercises of warrants to purchase common stock and Series B Convertible Preferred Stock. In addition, during that period, we raised approximately $1.8 million in cash through the issuance of notes payable, converted approximately $1.7 million of our liabilities to common stock, and issued common stock for services totaling $82,500. We intend to continue to sell our common stock and Series C Convertible Preferred Stock in private transactions to fund our general working capital needs.

Intellectual Property and Licenses

We maintain a program to legally protect our investment in technology through a combination of patent, copyright, trademark and trade secret protections, confidentiality procedures and contractual provisions. The nature and extent of legal protection associated with each such intellectual property right depends on, among other things, the type of intellectual property right and the given jurisdiction in which such right arises. We believe our intellectual property rights are valuable and important to our business.

Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. Enforcement of intellectual property rights against alleged infringers can sometimes lead to costly litigation and counterclaims. Our inability to protect our proprietary information could harm our business.

We retain ownership of all software we develop. All software is licensed to users. These licenses contain restrictions on duplication, disclosure and transfer.

We believe that because of the limitations of laws protecting our intellectual property and the rapid, ongoing technological changes in data collection and GIS software industries, we must rely principally upon data acquisition enhancements, GIS software engineering and marketing skills to maintain and enhance our competitive market position.

Customers

To date, we have successfully completed over 190 projects for a varied group of clients including contractors, municipalities, government agencies, utilities, telecoms, and engineering companies. We are not dependent on one or a few major customers.

Government Contracts

We expect that some of our contracts will be with federal and state government entities. These contracts may be subject to various procurement laws and regulations. If we do not comply with these laws and regulations, we may be prohibited from completing our existing government contracts or suspended from government contracting and subcontracting for some period of time. In addition, through our government contracts, we are subject to routine U.S. federal, state and local government audits. If audit findings are unfavorable, we could experience a reduction in our profitability. We are subject to audits for several years after payments for services have been received. Based on these audits, government entities may adjust or seek reimbursement for previously paid amounts.

Competition

The markets for our products and services are highly competitive and subject to rapid change. We strive to increase our competitive standing by investing in research and development, allowing us to enhance our software and data collection capabilities. We also compete by investing in marketing and sales to more effectively reach new and existing customers.

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

The software industry has limited barriers to entry, and the availability of computing power with continually expanding performance at progressively lower prices contributes to the ease of market entry. The GIS industry is presently undergoing a platform shift from the personal computer to cloud and mobile computing. This shift lowers the barriers to entry and poses a disruptive challenge to established GIS software companies. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing and other resources than we do. Because of these and other factors, competitive conditions in our industry are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which could harm our business.

We believe that the principal competitive factors (in the order of importance) in the areas of services we offer are: (i) quality of available technologies and software, (ii) quality of service, (iii) reputation, (iv) experience, (v) technical proficiency, (vi) local geographic presence, and (vii) cost of service. We believe that we are well positioned to compete effectively by emphasizing the quality and proprietary nature of our technologies and the quality of services that we offer. We are also dependent upon the availability of staff and our ability to recruit qualified management professionals and technicians. A shortage of qualified technical professionals currently exists in the engineering/GIS industry in the United States.

Seasonality

It is possible that our contract revenue and income from operations may be slightly lower for our first fiscal quarter than for the remaining quarters due to the effect of winter weather conditions, particularly in the Mid-Atlantic and Midwest regions of the United States. Our GIS/data management activities should not be as directly impacted by seasonal weather conditions.

Personnel

We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. As of April 4, 2016, we had five employees, all of whom are full-time employees. We believe that our relations with these employees are good. None of our employees are represented by a labor union or otherwise represented under a collective bargaining agreement.

Environmental Compliance

As our services are applicable to a large number of pipeline industry segments, we will be working, in many cases, in and around environmentally-sensitive areas, and with pipeline materials that may require specific environmental training and strict environmental procedures and guidelines. Failure to comply with these federal, state, or local environmental regulations could result in substantial penalties or fines. We have not incurred any material costs of environmental regulations during 2015 or 2014.

The enactment of various federal, state, and local environmental regulations, and variations in federal, state, and local funding for environmental compliance and enforcement of these regulations may have an effect on the capital expenditures of our clients, and thus may affect our ability to generate revenue.

Description of Property

Our headquarters office is located in Sarver, Pennsylvania. This building, which we lease from the Company’s Chairman/CEO, has approximately 3,200 square feet of office space and is used by our corporate and operations staff. This property is rented under a month-to-month lease at $6,500 per month.

We believe that the Company’s existing facilities are adequate to meet its business needs for the foreseeable future.

Legal Proceedings

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. We believe that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or the results of operations of the Company.

Item 1A.	Risk Factors.

RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this prospectus. Our business and our securities involve a high degree of risk. The following summarizes material risks relating to our business and our common stock. If any of the following risks actually occur, they would likely harm our business, financial condition, and results of operations.

RISK FACTORS RELATED TO OUR BUSINESS

Our business is at an early stage of growth and we may not be able to develop the customer base necessary for success.

Our business is still at an early stage of growth. We are still in the early stages of hiring and training our sales force and work force, and identifying and building customer relationships for the services that we expect to offer. We will have to carry out our business plan and generate significant revenues to achieve and sustain profitability in the future. Achieving and maintaining profitability is dependent upon certain factors which are outside of our control, including changes in business conditions, competition, and changes in applicable regulations. We may not be able to achieve our development goals in an efficient manner, or at all, which could have a material adverse effect on our business, financial condition or results of operations in the future.

Our independent auditor has expressed doubts about our ability to continue as a going concern.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common stock and preferred stock, issuance of notes payable, and advances from our chief executive officer. At December 31, 2015, our current liabilities exceeded our current assets by $4,885,637, and our total liabilities exceeded our total assets by $4,451,759. Those factors create uncertainty about our ability to continue as a going concern.

We may have difficulty meeting our future capital requirements. If additional capital is not available, we may have to curtail or cease operations.

We will require significant capital resources in order to profitably grow our business. We estimate that we will be able to conduct our planned operations for approximately three months using currently-available capital resources. We currently use funds in our operations at a rate of approximately $150,000 per month. We anticipate that we will need at least $2 million to fund our planned operations for the next twelve months.

We may seek to obtain such capital resources through strategic collaborations, public or private equity or debt financings or other financing sources. The capital we need may not be available on favorable terms, or at all. Additional equity financings could result in significant dilution to our stockholders. If sufficient capital is not available to us, we may be required to reduce our workforce, reduce the scope of our marketing efforts, and/or customer service, sell all or part of our assets or terminate operations.

If we are unable to adequately protect our proprietary technology from appropriation or imitation by competitors, our business, financial condition and results of operations may be adversely affected.

Our business development will depend on unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights. We cannot assure you that any of our competitors will not independently develop equivalent or superior know-how, trade secrets or proprietary processes. If we are unable to maintain the proprietary nature of our technologies, our expected profit margins could be reduced as competitors imitating our technologies could compete aggressively against us in the pricing of certain services. As a result, our business, financial condition and results of operations may be materially adversely affected.

In addition, several of our business markets and customers are expected to be located outside of the United States. The laws protecting intellectual property in some countries may not provide adequate protection to prevent our competitors from misappropriating our intellectual property.

If we are not able to respond adequately to technological advances in the pipeline services industry, our business, reputation, results of operations and financial condition may be adversely affected.

We compete in an industry that has seen the development of increasingly advanced technology to deliver state-of-the-art pipeline management service solutions to a variety of end-users. Our success may depend on our ability to respond to technological changes in the industry. If we are unable to respond to technological change, timely develop and introduce new products, or enhance existing products in response to changing market conditions or customer requirements or demands, we will not be able to serve our clients effectively. Moreover, the cost to modify our services, products or technologies in order to adapt to these changes could be substantial and we may not have the financial resources to fund these expenses. We cannot assure you that we will be able to replace outdated technologies, replace them as quickly as our competitors or develop and market new and better products and services in the future.

We compete with many other resource providers and our failure to compete effectively with these providers may adversely affect our business, results of operations, financial condition and future prospects.

Our business is characterized by competition for contracts within the government and private sectors in which service contracts are often awarded through competitive bidding processes. We compete with a large number of other service providers who offer the principal services that we offer. Many of our competitors have significantly greater marketing and sales resources than we do. In this competitive environment, we must provide technical proficiency, quality of service and experience to ensure future contract awards and revenue and profit growth.

Our ability to recruit, train and retain professional personnel of the highest quality is a competitive necessity. Our future inability to do so would adversely affect our competitiveness.

Services in our data acquisition and pipeline data management markets are performed by our staff of technical professionals, field services, and management personnel. A shortage of qualified technical professionals currently exists in the engineering and energy services industries in the United States and foreign markets. Our future growth requires the effective recruiting, training and retention of well-qualified personnel. Our inability to do so would adversely affect our business performance and limit our ability to perform new contracts.

Loss of key individuals could disrupt our operations and have a material adverse effect on our business.

Our success depends, in part, on the efforts of certain key individuals, including the members of our senior management team. The loss of the services of any of our key employees could disrupt our operations and have a material adverse effect on our business.

Changes and fluctuations in government spending priorities could materially affect our future revenue and growth prospects.

We expect that agencies of the U.S. federal government, and state and local governments and government agencies and government contractors, will be among our primary customers. These governments and agencies depend on funding or partial funding provided by the U.S. federal government. Consequently, any significant changes and fluctuations in the government’s spending priorities as a result of policy changes or economic downturns may directly affect our future revenue streams. Legislatures may appropriate funds for a given project on a year by year basis, even though the project may take more than one year to perform. As a result, at the beginning of a project, the related contract may only be partially funded, with additional funding committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, rising raw material costs, delays associated with a lack of a sufficient number of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures. Additionally, reduced spending by the U.S. government may create competitive pressure within our industry which could result in lower revenues and margins in the future.

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

It is important for us to control our contract costs so that we can maintain positive operating margins. Under our fixed price contracts, we receive a fixed price regardless of what our actual costs will be. Consequently, we realize a profit on fixed price contracts only if we control our costs and prevent cost overruns on those contracts. Under our time-and-materials contracts, we are paid for labor and equipment at negotiated hourly billing rates and for other expenses. Profitability on our contracts is driven by our ability to estimate and manage costs. Under each type of contract, if we are unable to control costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits.

Due to the nature of the work we perform to complete pipeline data management contracts, we are subject to potential liability claims and contract disputes, and our inability to resolve such claims and disputes may result in profit reductions and reduced cash flows.

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

We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet the required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If a project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling that project. In addition, performance of a project can be affected by a number of factors beyond our control, including unavoidable delays from weather conditions, changes in the project scope of services requested by the client or labor or other disruptions. In some cases, should we fail to meet required performance standards, we may also be subject to agreed-upon financial damages. To the extent that these events occur, the total costs of the project could exceed our estimates or, in some cases, we could incur a loss on the project, which may reduce or eliminate our overall profitability.

We may be subject to procurement laws and regulations associated with government contracts. If we do not comply with these laws and regulations, we may be prohibited from completing our existing government contracts or suspended from government contracting and subcontracting for some period of time.

Our compliance with the laws and regulations relating to the procurement, administration and performance of our government contracts is dependent upon our ability to ensure that we properly design and execute compliant procedures. Our termination from any larger government contracts or suspension from future government contracts for any reason would result in material declines in our expected revenue. Because U.S. federal laws permit government agencies to terminate a contract for convenience, the U.S. federal government may terminate or decide not to renew our contracts with little or no prior notice.

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

Our potential involvement in partnerships and joint ventures and our use of subcontractors may expose us to additional legal and market reputation damages.

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

Our business may bring us into conflict with customers, vendors, investors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve these conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. This litigation could be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

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

Some of our services may be subject to government regulation, which could lead to higher expenses and reduced profitability.

State laws vary on data collection. Some states require that data collectors must have a surveyor’s license. These regulations may impair our ability to operate in some jurisdictions, or may require us to obtain surveyor licenses, which will result in higher expenses and reduced profitability.

We have a limited accounting and administrative staff, and anticipate the need to hire additional staff. Our failure to do so could lead to internal control deficiencies.

Due to our financial condition, we have been limited in our ability to fully staff our accounting and administrative departments. We intend to expand our accounting and administrative staff. Our success will depend on the effective recruitment, training, and retention of qualified, competent accounting and administrative professionals. Failure to adequately supplement our accounting and administrative staff could lead to internal control deficiencies.

We have not filed all our required tax returns and therefore may be liable for taxes, penalties and interest which could impair our financial condition and results of operations.

Due to the Company’s financial condition, we have been unable to prepare and file our federal and state tax returns for the 2009 tax year through the current tax year. Although we do not owe income taxes, we may be liable for franchise taxes, penalties, and interest. We intend to comply fully with our current and prior federal and state tax reporting obligations in 2016. We have accrued a liability for the taxes, penalties, and interest for which we are liable, which we estimate to be approximately $45,000, and for the cost to prepare and file the returns, which we estimate to be approximately $50,000.

RISK FACTORS RELATED TO OUR COMMON STOCK

Because our common stock is considered a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock is considered to be a “penny stock” under the definitions in Rules 15g-2 through 15g-6 promulgated by the Securities and Exchange Commission (“SEC”) under Section 15(g) of the Exchange Act. Under the rules, for purposes relevant to us, stock is considered “penny stock” if: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Stock Market, or even if quoted, has a price less than $5.00 per share; and (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues at less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend our stock but must trade it on an unsolicited basis.

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to:

(i)	obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

(ii)	reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

(iii)	provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

(iv)	receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our common stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, investors may not always be able to resell their shares of our common stock publicly at times and prices that they believe are appropriate.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit an investor’s ability to buy and sell our stock and have an adverse effect on the market for our shares.

Trading of our common stock is limited which may negatively impact the price of our common stock and make it difficult for our stockholders to sell their shares.

Trading of our common stock is currently conducted on the OTC Venture Market. The liquidity of our common stock is limited by, among other things, the number of shares that can be bought and sold at a given price and the lack of coverage by security analysts and the media, and may also be adversely affected by delays in the timing of transactions. Currently, there are approximately 240 holders of record of our common stock. These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

An additional number of the Company’s Shares of common stock are likely to become freely tradable which could cause our stock price to decease.

As of April 4, 2016, we had 143,336,073 shares of common stock outstanding. Approximately 41,998,611 of such shares are currently unrestricted and freely tradable on the OTC Venture Market where our common stock trades. In addition, 78,476,039 shares of our common stock have been registered for sale pursuant to our Registration Statement that was declared effective on July 10, 2015. Of our remaining outstanding shares, some or all of such shares may become eligible for resale in the future under Rule 144 under the Securities Act.

We cannot predict the effect, if any, that the ability to sell additional shares of our common stock to the public will have on the prevailing market price of our common stock from time to time. Nevertheless, if a significant number of shares of our common stock are sold in the public market, or if people believe that such sales may occur, the prevailing market price of our common stock could decline and could impair our future ability to raise capital through the sale of our equity securities.

We may offer and sell additional shares of common stock in the future which may dilute the value of the common stock held by our stockholders.

In order to meet our capital requirements, we may elect to offer and sell additional shares of our common or preferred stock. There is the possibility that such sales may result in dilution in the value of our common stock.

We are contractually obligated to issue additional shares of common stock to certain investors, which may result in significant dilution in the value of our common stock and may adversely impact our results of operations.

We are contractually obligated to issue additional shares of our common stock to certain investors because we did not timely register their shares of our common stock under the Securities Act. We estimate that we will need to issue approximately 5.5 million shares of common stock. The issuance of such shares may result in significant dilution in the value of our common stock. We have recorded a liability on our books for the estimated value of the shares that we will be required to issue. An increase in the estimated value of the shares, or an increase in the estimated number of shares to be issued, will negatively impact our results of operations.

We have an outstanding convertible note with a fluctuating conversion rate that is set at a discount to market prices of our common stock during the period immediately preceding conversion, which may result in material dilution to our stockholders.

On April 2, 2015, we issued a Secured Promissory Note to David M. Truitt (as amended, the “Truitt Note”) in the principal amount of $1,000,000. On January 27, 2016, the Truitt Note was amended to include an additional $250,000 loan. The Truitt Note is convertible into shares of our common stock at a price per share equal to 75% of the average closing bid prices of our common stock for the ten days preceding the conversion date. This could result in material dilution to existing stockholders of the Company, particularly in the event that the average closing bid prices of our common stock declines below the offering price of shares in this offering. By way of illustration, the following table sets forth the dilutive impact of a conversion of the Truitt Note at maturity, assuming that the average closing bid price of our common stock for the ten days preceding the conversion is equal to $0.01, $0.03, $0.05, and $0.07:

Average Closing Bid Price	Conversion Price	Shares Issuable
$0.01	$0.0075	184,666,667
$0.04	$0.0300	46,166,667
$0.07	$0.0525	26,380,952
$0.10	$0.0750	18,466,667

Our obligations under the Truitt Note are secured by all of our assets and therefore if we default thereunder, the holder could foreclose its security interest and liquidate our assets, which would cause us to cease operations.

Our obligations under the Truitt Note are secured by a lien on all of our assets. As a result, if we default under the terms of the Truitt Note, Mr. Truitt could foreclose his security interest and liquidate all of our assets. This would cause us to cease operations.

The directors and officers of the Company may have certain personal interests that may affect the Company.

A small group of directors, executive officers, principal stockholders and affiliated entities will beneficially own, in the aggregate, more than 50% of the Company’s outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over and/or control the election of the Board of Directors and the outcome of issues requiring approval by the Company’s stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Trading in our securities could be subject to extreme price fluctuations that could cause the value of your investment to decrease.

Our stock price has fluctuated significantly in the past and could continue to do so in the future. Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•	the announcement of new services or service enhancements by us or our competitors;

•	developments concerning intellectual property rights and regulatory approvals;

•	variations in our and our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;

•	developments in the pipeline management services industry;

•	the results of product liability or intellectual property lawsuits;

•	future issuances of common stock or other securities;

•	the addition or departure of key personnel;

•	announcements by us or our competitors of acquisitions, investments or strategic alliances; and

•	general market conditions and other factors, including factors unrelated to our operating performance.

Further, the stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Given these fluctuations, an investment in our stock could lose value. A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources, thereby causing an investment in our stock to lose additional value.

We have never paid dividends and do not anticipate paying any dividends on our common stock in the future, so any return on an investment in our common stock will depend on the market price of the stock.

We have not paid, and do not expect to pay, any cash dividends on our common stock, as any earnings generated from future operations will be used to finance our operations. As a result, investors will not realize any income from an investment in our common stock until and unless their shares are sold at a profit.

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

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. These laws, rules and regulations are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

As a result of disclosure of information in this prospectus and in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, brand and reputation and results of operations.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

Our shares of common stock will not be registered under the Exchange Act and as a result we will have limited reporting obligations, and those reporting obligations may be suspended automatically if we have fewer than 300 stockholders of record on the first day of our fiscal year, which could make our common stock less attractive to investors.

Our common stock is not registered under the Exchange Act, and we do not intend to register our common stock under the Exchange Act for the foreseeable future. As a result, although we are required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our shares of common stock are not registered under the Exchange Act, we will not be subject to the federal proxy rules and our directors, executive officers and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

Item 2.	Properties.

Our headquarters office is located in Sarver, Pennsylvania. This building, which we lease from the Company’s Chairman/CEO, has approximately 3,200 square feet of office space and is used by our corporate and engineering/operations staff. Monthly rent under this lease is $6,500 per month, and is on a month-to-month basis. We believe that our existing facilities are adequate to meet our business needs for the foreseeable future.

Item 3.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not listed on any national securities exchange or any national market system. Trading of our common stock is currently conducted on the OTCQB Venture Market under the symbol “GSPH”.

The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2014	$0.91	$0.64
June 30, 2014	$0.88	$0.36
September 30, 2014	$0.68	$0.30
December 31, 2014	$0.61	$0.22
March 31, 2015	$0.35	$0.17
June 30, 2015	$0.28	$0.14
September 30, 2015	$0.38	$0.13
December 31, 2015	$0.20	$0.04

Number of Shareholders

As of April 4, 2016, there were approximately 225 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	27,408,500	$0.23	6,641,500

Equity compensation plans not approved by security holders	—	—	—

Total	27,408,500	$0.23	6,641,500

Sales of Unregistered Securities

On December 8, 2015, the Company sold 1,200,000 shares of its common stock to an investor at a price of $0.10 per share, for $120,000. The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

On December 22, 2015, the Company sold 312,500 shares of its common stock to an investor at a price of $0.08 per share, for $25,000. The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

On December 22, 2015, the Company converted a note payable of $36,585 due to an investor to 457,309 shares of its common stock at a price of $0.08 per share. The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

On January 26, 2016, the Company issued to a lender a Secured Promissory Note in the principal amount of $250,000, which is convertible into shares of common stock at the option of the holder, and warrants to purchase 25,000,000 shares of its common stock at an exercise price of $0.015 per share. The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The recipient is an accredited investor, and the Company issued the Note and the warrants without any general solicitation or advertisement and with a restriction on resale.

On March 16, 2016, the Company sold 1,250,000 shares of its Series C Convertible Preferred Stock to an investor at a price of $0.20 per share, for consideration of $250,000. The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

The recipients of the securities in each of these transaction described above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our financial statements and the related notes thereto appearing elsewhere in this report.

Some of the information contained in this MD&A or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes Forward-Looking Statements that involve risks and uncertainties. See “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” above. In addition, the “Risk Factors” section of this report provides a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the Forward-Looking Statements contained in the following discussion and analysis.

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

Liquidity and Capital Resources

At December 31, 2015, we had current assets of $172,989, and current liabilities of $4,758,626.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common and preferred stock, advances from our chief executive officer, and notes payable. At December 31, 2015, current liabilities exceeded current assets by $4,115,908, and total liabilities exceeded total assets by $3,982,030. Those factors raise doubts about our ability to continue as a going concern.

In 2014, we raised approximately $2.4 million through private sales of our common stock, and approximately $272,000 through the exercise of outstanding warrants to purchase Series B Stock and common stock. In 2015, we raised approximately $476,000 through private sales of our common stock. In 2014, we issued common stock for services valued at $82,500, and settled $50,000 of liabilities for shares of our common stock. In 2015, we converted our outstanding Senior Secured Redeemable Note with a balance due of approximately $1.6 million to shares of our common stock.

On January 16, 2015, we issued a Senior Secured Promissory Note to Horberg Enterprises LLC (the “Horberg Note”) in the principal amount of $500,000. The Horberg Note was due on April 8, 2015, and accrued no interest through the due date. The Horberg note was secured by liens on all of our assets. We also issued the lender warrants to purchase 1.5 million shares of our common stock in consideration for it purchasing the Horberg Note. Proceeds from the issuance of the Horberg Note were used for working capital purposes. We repaid the Horberg Note on April 3, 2015.

On April 2, 2015, we issued a Secured Promissory Note to David M. Truitt (the “Truitt Note”) in the principal amount of $1.0 million. The Truitt Note was due on October 2, 2015, and bears interest at 10% per annum. The Truitt Note is secured by liens on all our assets, and is convertible into shares of our common stock at the option of the holder. We also issued Mr. Truitt warrants to purchase 2.0 million shares of our common stock in consideration for him purchasing the Truitt Note. Proceeds from the issuance of the Truitt Note were used to repay the Horberg Note and for working capital purposes.

On January 27, 2016, we entered into an Agreement and Amendment with Mr. Truitt (the “Amended Truitt Note”), pursuant to which Mr. Truitt loaned us an additional $250,000 and extended the due date of the Truitt Note to July 31, 2016. We also issued Mr. Truitt warrants to purchase 25.0 million shares of our common stock in connection with the Amended Truitt Note.

On March 16, 2016, we designated 10.0 million shares of preferred stock as Series C Convertible Preferred Stock (“Series C Stock”). Series C Stock is convertible to common stock at a conversion ratio of 20 shares of common stock for each share of Series C Stock, subject to adjustment for stock dividends, splits, and similar events. Series C Stock has a liquidation preference equal to its original issue price, and has voting rights equal to five times the number of shares of common stock into which the Series C Stock is convertible.

On March 16, 2016, we sold 1,250,000 shares of Series C Stock to Mr. Truitt for consideration of $250,000.

Management is continuing efforts to secure funding sufficient for the Company’s operating and capital requirements through private sales of Series C Stock and common stock, and to negotiate settlements or extensions of existing liabilities. The proceeds of such sales of stock, if any, will be used to repay the Amended Truitt Note and to fund general working capital needs.

Beginning in 2012, we changed the focus of our company to position us to generate revenue from data acquisition and data management. We expanded our service offerings to provide data acquisition services utilizing twelve different technologies. We developed new, cloud-based mapping software to be marketed under our existing name GeoUndergound that replaces our previous version of GeoUnderground. We currently utilize GeoUnderground to deliver data to customers. We intend to offer GeoUnderground as a subscription-based stand-alone product beginning in the 2016. We believe that our changes to our operating focus will enable us to begin to generate significant revenue from operations.

We believe that our actions and planned actions will enable us to finance our operations beyond the next twelve months.

We do not believe that inflation and changing prices will have a material impact on our net sales and revenues, or on income from continuing operations.

Results of Operations for the Years Ended December 31, 2015 and 2014

Sales were $89,700 for the year ended December 31, 2015, compared to $286,951 for the year ended December 31, 2014. Cost of sales was $155,633 for the year ended December 31, 2015, compared to $193,250 for the year ended December 31, 2014. Our sales fluctuated throughout 2015 and 2014 as our ability to market and perform jobs was hampered by our financial condition. We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

SG&A expenses were $2,431,156 for the year ended December 31, 2015, compared to $3,080,446 for the year ended December 31, 2014. The decrease in SG&A costs for the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to reductions in professional fees and sales and marketing expenses due to our financial condition.

Other income and expense for the year ended December 31, 2015 was a net income of $1,700,811, which included interest expense of $456,174, gains on extinguishment of debt of $299,225, and income related to registration payment arrangements of $1,857,760. Other income and expense for the year ended December 31, 2014 was a net income of $222,938, which included interest expense of $160,246, and gains on extinguishment of debt of $383,184. The increase in interest expense in 2015 was due to higher loan balances and a charge of $250,000 for amortization of discount on a Secured Promissory Note due to our recognition of beneficial conversion features. The gains on extinguishment of debt resulted from settlement agreements on prior liabilities and reduction of prior accounts payable that have extended beyond the statute of limitations.

Gains and losses related to registration payment arrangements results from a series of Stock Subscription Agreements we entered into in 2009 and 2010 (the “Stock Subscription Agreements”). We were required to register the shares of common stock sold pursuant to the Stock Subscription Agreements under the Securities Act. Our failure to register the shares of common stock under the Securities Act resulted in our obligation to issue additional shares (“Penalty Shares”) to investors who purchased shares pursuant to the Stock Subscription Agreements. We recorded a liability on our books for the value of the estimated number of shares to be issued. We incur losses on our registration payment arrangements when the estimated number of Penalty Shares to be issued increases, or when the value of our stock increases. We record gains on our registration payment arrangements when the estimated number of Penalty Shares to be issued decreases, or when the value of our stock decreases. In 2015, we recorded gains related to registration payment arrangements of $1,857,760, which resulted from decreases in the estimated value of our stock due to a decrease in stock price. We expect that gains or losses related to registration payment arrangements will fluctuate as the price of our stock and the estimate of the number of Penalty Shares to be granted fluctuate.

We had no net benefit from income taxes, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2015.

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At December 31, 2015, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At December 31, 2015, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

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

GEOSPATIAL CORPORATION

INDEPENDENT AUDITORS’ REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Geospatial Corporation

We have audited the accompanying consolidated balance sheets of Geospatial Corporation (a Nevada corporation) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geospatial Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred net losses since inception, operations and capital requirements since inception have been funded by sales of stock, short and long term loans and advances from its chief executive officer and current liabilities exceed current assets by $4,585,637. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goff Backa Alfera and Company, LLC

Pittsburgh, Pennsylvania

April 13, 2016

Geospatial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS

Current assets:
Cash and cash equivalents	$16,962	$17,723
Accounts receivable	44,100	32,800
Prepaid expenses and other current assets	111,927	180,689

Total current assets	172,989	231,212

Property and equipment:
Field equipment	339,079	339,079
Field vehicles	43,285	43,285

Total property and equipment	382,364	382,364
Less: accumulated depreciation	(245,208)	(126,864)

Net property and equipment	137,156	255,500

Total assets	$310,145	$486,712

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$533,578	$740,151
Accrued expenses	2,028,220	1,353,532
Due to related parties	157,286	137,910
Notes payable to related parties	—	29,047
Current portion of capital lease liability to related party	3,479	3,379
Senior convertible redeemable notes, net of deferred debt issue costs	—	1,525,025
Notes payable	1,488,748	232,892
Accrued registration payment arrangement	547,315	2,525,075

Total current liabilities	4,758,626	6,547,011

Non-current liabilities:
Notes payable	—	39,741
Capital lease liability to related party	3,278	6,757

Total non-current liabilities	3,278	46,498

Total liabilities	4,761,904	6,593,509

Stockholders’ deficit:
Preferred stock:
Undesignated, $0.001 par value; 20,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015; 530,049 shares issued and outstanding at December 31, 2014	—	530
Common stock, $.001 par value; 350,000,000 shares authorized at December 31, 2015 and 2014; 143,336,073 and 126,235,177 shares issued and outstanding at December 31, 2015 and 2014, respectively	143,336	126,235
Additional paid-in capital	36,031,156	33,596,411
Accumulated deficit	(40,626,251)	(39,829,973)

Total stockholders’ deficit	(4,451,759)	(6,106,797)

Total liabilities and stockholders’ deficit	$310,145	$486,712

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014

Sales	$89,700	$286,951
Cost of sales	155,633	193,250

Gross profit (loss)	(65,933)	93,701

Selling, general and administrative expenses	2,431,156	3,080,446

Net loss from operations	(2,497,089)	(2,986,745)

Other income (expense):
Interest expense	(456,174)	(160,246)
Gain on extinguishment of debt	299,225	383,184
Registration payment arrangements	1,857,760	—

Total other income (expense)	1,700,811	222,938

Net loss before income taxes	(796,278)	(2,763,807)

Provision for income taxes	—	—

Net loss	$(796,278)	$(2,763,807)

Basic and fully-diluted net loss per share of common stock	$(0.01)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2015 and 2014

					Additional Paid-In Capital
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount			Total

Balance, December 31, 2013	3,804,358	$3,804	89,514,092	$89,514	$31,910,317	$(37,066,166)	$(5,062,531)

Sale of common stock, net of issuance costs	—	—	6,945,322	6,945	2,422,881	—	2,429,826

Exercise of warrants to purchase common stock, net of issuance costs	—	—	21,428	21	5,311	—	5,332

Exercise of warrants to purchase Series B Convertible Preferred Stock, net of issuance costs	106,745	107	—	—	266,464	—	266,571

Conversion of Series B Convertible Preferred Stock to common stock	(3,381,054)	(3,381)	33,810,540	33,811	(30,430)	—	—

Repurchase of shares of common stock for cancellation	—	—	(4,321,205)	(4,321)	(1,110,367)	—	(1,114,688)

Issuance of common stock for services	—	—	165,000	165	82,335	—	82,500

Issuance of common stock in settlement of liabilities	—	—	100,000	100	49,900	—	50,000

Net loss for the year ended December 31, 2014	—	—	—	—	—	(2,763,807)	(2,763,807)

Balance, December 31, 2014	530,049	530	126,235,177	126,235	33,596,411	(39,829,973)	(6,106,797)

Sale of common stock, net of issuance costs	—	—	3,992,500	3,993	471,710	—	475,703

Conversion of Series B Convertible Preferred Stock to common stock	(530,049)	(530)	5,300,500	5,300	(4,770)	—	—

Issuance of common stock in settlement of liabilities	—	—	6,607,896	6,608	1,599,005	—	1,605,613

Issuance of common stock for registration penalty	—	—	1,200,000	1,200	118,800	—	120,000

Issuance of convertible securities with beneficial conversion features	—	—	—	—	250,000	—	250,000

Net loss for the year ended December 31, 2015	—	—	—	—	—	(796,278)	(796,278)

Balance, December 31, 2015	—	$—	143,336,073	$143,336	$36,031,156	$(40,626,251)	$(4,451,759)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(796,278)	$(2,763,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118,344	101,447
Amortization of deferred debt issue costs	53,250	—
Amortization of discount on Secured Promissory Note	250,000	—
Gain on extinguishment of debt	(299,225)	(383,184)
Accrued registration payment arrangement	(1,857,760)	—
Issuance of common stock for services	—	82,500
Accrued interest payable	142,616	146,869
Changes in operating assets and liabilities:
Accounts receivable	(11,300)	231,950
Prepaid expenses and other current assets	68,762	(61,263)
Accounts payable	263,988	205,676
Accrued expenses	489,884	350,653
Due to related parties	19,376	72,124
Other long-term liabilities	—	(19,887)

Net cash used in operating activities	(1,558,343)	(2,036,922)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(197,188)

Net cash used in investing activities	—	(197,188)

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,780,000	29,000
Proceeds from issuance of notes payable to related parties	18,891	—
Principal payments on notes payable	(641,491)	(139,522)
Principal payments on notes from related parties	(18,892)	—
Principal payments on capital lease liabilities	(3,379)	(3,283)
Debt issuance costs paid	(53,250)	—
Proceeds from sale of common stock, net of offering costs	475,703	2,429,826
Proceeds from exercise of warrants to purchase common stock, net of offering costs	—	5,332
Proceeds from exercise of warrants to purchase Series B Convertible Preferred Stock, net of offering costs	—	266,571
Repurchase of shares of common stock for cancellation	—	(1,114,688)

Net cash provided by financing activities	1,557,582	1,473,236

Net change in cash and cash equivalents	(761)	(760,874)

Cash and cash equivalents at beginning of period	17,723	778,597

Cash and cash equivalents at end of period	$16,962	$17,723

Supplemental disclosures:
Cash paid during period for interest	$10,307	$13,377
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of common stock for services	—	82,500
Issuance of common stock in settlement of liabilities	1,605,614	50,000
Issuance of common stock for registration penalty	120,000	—

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 – Summary of Significant Accounting Policies

This summary of significant accounting policies of Geospatial Corporation, a Nevada corporation, formerly known as Geospatial Holdings, Inc., and subsidiaries (the “Company”) is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company utilizes innovative technologies to acquire and manage data related to underground assets. The Company’s services include pipeline data acquisition and professional data management. The Company is located in Sarver, Pennsylvania, and provides services throughout the United States.

Consolidation

The Company’s financial statements include its wholly-owned subsidiaries Geospatial Mapping Systems, Inc., and Utility Services and Consulting Corporation, which ceased operations in 2011. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include:

•	Estimated useful lives of property and equipment;

•	Estimated costs to complete fixed-price contracts;

•	Realization of deferred income tax assets;

•	Estimated number and value of shares to be issued pursuant to registration payment arrangements;

These estimates are discussed further throughout these Notes to Financial Statements.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 – Summary of Significant Accounting Policies (continued)

Going Concern

Since its inception, the Company has incurred net losses. In addition, the Company’s operations and capital requirements have been funded since its inception by sales of its common and preferred stock and advances from its chief executive officer. At December 31, 2015, the Company’s current liabilities exceeded its current assets by $4,885,637, and total liabilities exceeded total assets by $4,451,759. Those factors create an uncertainty about the Company’s ability to continue as a going concern. The Company’s management has implemented plans to secure financing sufficient for the Company’s operating and capital requirements, and to negotiate settlements or extensions of existing liabilities. There can be no assurance that such efforts will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Accounting Method

The Company’s financial statements are prepared on the accrual method of accounting.

Cash and Cash Equivalents

The Company considers all highly liquid debt investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are presented in the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had no allowance for doubtful accounts at December 31, 2015 and 2014.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 – Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, and accelerated methods for tax purposes, based on estimated useful lives ranging from three to ten years. Depreciation expense was $118,344 and $101,447 for the years ended December 31, 2015 and 2014, respectively.

Expenditures for major renewals and betterments that materially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

The Company leases equipment under leases with terms of three years. Each lease is analyzed using the criteria in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases, to determine whether the lease is a capital or operating lease. Capital leases are recorded at the inception of the lease as property and equipment, and a capital lease liability of the same amount, at the lesser of the fair value of the leased asset or the present value of the minimum lease payments. Assets recorded under capital lease agreements are depreciated over their estimated useful lives. Depreciation of assets recorded under capital leases is included with depreciation expense related to owned assets. At December 31, 2015, assets under capital leases and the related accumulated depreciation amounted to $16,870 and $10,544, respectively. At December 31, 2014, assets under capital leases and the related accumulated depreciation amounted to $16,870 and $7,170, respectively.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company records revenue when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The price to the buyer is fixed or determinable; and

•	Collectability is reasonably assured.

Substantially all of the Company’s services are rendered under the following types of contracts:

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

Units of delivery contracts are contracts in which the Company’s clients are billed an agreed amount for each unit of service, as defined in the contract, that is delivered to the client. Revenues for units of delivery contracts are recognized as each unit of service is completed.

Time-and-materials contracts are contracts in which the Company and the client negotiate billing rates, typically hourly, and bill based on the actual time expended, plus other direct costs incurred in connection with the contract. Revenues for time-and-materials contracts are recognized as the services are rendered.

Advance customer payments are recorded as deferred revenue until such time as the related services are rendered or performed.

Revenues are recorded net of sales taxes collected.

Deferred Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the related debt. The deferred debt issuance costs were fully amortized at December 31, 2015 and 2014.

Convertible Securities with Beneficial Conversion Features

During 2015, the Company issued a Secured Promissory Note of $1,000,000. The Secured Promissory Note is convertible at the lender’s option to the Company’s common stock at a price per share of 75% of the average bid price of the Company’s common stock for the ten trading days preceding the conversion. The Company recorded the Secured Promissory Note in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company determined that the discount to market price on the conversion feature was a beneficial conversion feature, and that the intrinsic value of the feature was $250,000. This amount was recognized as additional paid-in capital, and as a discount on the Secured Promissory Note that was completely amortized in 2015.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 – Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryovers.

The Company currently has a deferred tax asset resulting from differences in accounting methods for financial reporting and income tax reporting purposes. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization.

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities and various state authorities for the years 2009 through 2015. Due to financial constraints, the Company has not filed its federal and state tax returns for 2009 through 2015.

Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms. The Company accounts for such concessions in accordance with FASB ASC 470-60, Troubled Debt Restructurings by Debtors, and FASB ASC 405-20, Extinguishment of Liabilities and recognizes gains the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan. Such gains are included as “Gains on extinguishment of debt” in “other income and expenses” on the Company’s Consolidated Statement of Operations. In addition, the Company has accounts payable that has aged or is expected to age beyond the statute of limitations. The Company is amortizing those liabilities over the remaining term of the statute of limitations. Such amortization amounted to $292,724 and $296,380 during the years ended December 31, 2015 and 2014, respectively.

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

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 – Summary of Significant Accounting Policies (continued)

Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”). The Company records such obligations in accordance with FASB ASC 825-20, Registration Payment Arrangements. The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued. The Company measures fair value by the price of its common stock at its most recent sale. The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly. The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $547,315 and $2,525,075 at December 31, 2015 and 2014, respectively. Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements” which amounted to a gain of $1,857,760 during the year ended December 31, 2015. There was no such gain or loss during the year ended December 31, 2014.

Segment Reporting

The Company operates as one segment. Accordingly, no segment reporting is presented.

Recent Accounting Pronouncements

The Company has reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company believes that the following impending standards may have an impact on its future filings. The applicability of any standard will be evaluated by the Company and is still subject to review by the Company.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In July, 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Liabilities (Topic 405): Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU 2013-11 provides guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The Company adopted ASU 2013-11 effective January 1, 2014. The Company’s adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new revenue recognition standard that supersedes the existing standard and eliminates all industry-specific standards. The largely principles-based standard provides a comprehensive framework that can be applied to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities should apply the five-step model outlined in the standard to achieve that core principal. The standard will be effective for the Company on January 1, 2017, and may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company does not expect that the adoption of ASU 2014-09 will have a material impact on the Company’s consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2014, FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718), an update regarding accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated standard clarifies that such awards should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The standard will be effective for the Company on January 1, 2016, and may be applied either prospectively or retrospectively. The Company does not expect that the implementation of ASU 2014-12 will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which provides authoritative guidance regarding management’s evaluation of conditions or events that raise substantial doubts about an entity’s ability to continue as a going concern, management’s plans to mitigate the effect of the conditions or events that raise such doubts, and disclosure requirements for entities in which there exists a substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company on January 1, 2017. Early application is permitted. The Company is currently assessing the financial statement impact of adopting this new standard.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of an extraordinary item from GAAP. As a result, an entity is no longer required to separately classify, present, or disclose extraordinary events and transactions; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained. ASU 2015-01 will be effective for the Company beginning in fiscal 2017 and interim reporting periods within that year. The Company does not expect that the implementation of ASU 2015-01 will have a material effect on the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented as a direct deduction from the associated debt liability on the balance sheet. ASU 2015-03 will be effective for the Company in fiscal 2017 and interim reporting periods within that year, using the retrospective method. The Company does not expect that the implementation of ASU 2015-03 will have a material effect on the Company’s consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 2 – Capital Stock

The Company has authorized 350,000,000 shares of common stock with a par value of $0.001 per share. Each outstanding share of common stock entitles the holder to one vote on all matters. Stockholders do not have preemptive rights to purchase shares in any future issuance of common stock. Upon the Company’s liquidation, common stockholders are entitled to a pro-rata share of assets, if any, after payment of creditors and preferred stockholders.

The Company has authorized 25,000,000 shares of preferred stock with a par value of $0.001 per share. All powers and rights of the shares of preferred stock are determined by the Company’s Board of Directors at issuance.

On August 20, 2013, the Company filed a Certificate of Designation to designate 5,000,000 shares of Series B Convertible Preferred Stock (“Series B Stock”) for issuance by the Company. Each share of Series B Stock is convertible to ten shares of common stock at the option of the holder, or automatically upon the occurrence of certain events. The holders of Series B Stock have the same voting rights and dividend participation rights as common stockholders in proportion to the number of shares of common stock the holders of Series B Stock would hold if those shares were converted to common stock. The holders of Series B stock are entitled to a liquidation preference of 150% of the original issue price, after payment of which they participate in liquidation with the holders of common stock.

The Company entered into a series of Subscription and Purchase Agreements with certain investors dated October 9, 2009 (the “October 2009 Subscription Agreement”) in connection with the sale of 2,000,000 shares of the Company’s common stock (the “October 2009 shares”). Pursuant to the October 2009 Subscription Agreement, the Company agreed to register the October 2009 shares under the Securities Act by March 1, 2010. The Company failed to register the October 2009 shares by March 1, 2010, and consequently each investor that invested pursuant to the October 2009 Subscription Agreement is entitled to receive an additional allocation of 2% of its portion of the October 2009 Shares for each 30-day period that elapses after March 1, 2010, subject to certain restrictions.

The Company entered into a series of Subscription and Purchase Agreements with certain investors dated December 14, 2009 (the “December 2009 Subscription Agreement”) in connection with the sale of 1,500,000 shares of the Company’s Series A Stock (the “December 2009 shares”). Each share of Series A Stock subsequently converted to 1.25 shares of the Company’s common stock. Pursuant to the December 2009 Subscription Agreement, the Company agreed to register the December 2009 shares under the Securities Act by March 1, 2010. The Company failed to register the December 2009 shares by March 1, 2010, and consequently each investor that invested pursuant to the December 2009 Subscription Agreement is entitled to receive an additional allocation of 2% of its portion of the December 2009 Shares for each 30-day period that elapses after March 1, 2010, subject to certain restrictions.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 2 – Capital Stock (continued)

The Company entered into a series of Subscription and Purchase Agreements with certain investors dated March 19, 2010 (the “March 2010 Subscription Agreement”) in connection with the sale of 8,589,771 shares of the Company’s common stock (the “March 2010 shares”). Pursuant to the March 2010 Subscription Agreement, the Company agreed to register the March 2010 shares under the Securities Act by September 1, 2010. The Company failed to register the March 2010 shares by September 1, 2010, and consequently each investor that invested pursuant to the March 2010 Subscription Agreement is entitled to receive an additional allocation of 2% of its portion of the March 2010 Shares for each 30-day period that elapses after September 1, 2010, subject to certain restrictions.

The Company entered into a series of Subscription and Purchase Agreements with certain investors dated April 6, 2010 (the “April 2010 Subscription Agreement”) in connection with the sale of 112,000 shares of the Company’s common stock (the “April 2010 shares”). Pursuant to the April 2010 Subscription Agreement, the Company agreed to register the April 2010 shares under the Securities Act by September 1, 2010. The Company failed to register the April 2010 shares by September 1, 2010, and consequently each investor that invested pursuant to the April 2010 Subscription Agreement is entitled to receive an additional allocation of 2% of its portion of the April 2010 Shares for each 30-day period that elapses after September 1, 2010, subject to certain restrictions.

The Company has recorded a liability for its obligation to issue shares for failure to register shares pursuant to the October 2009 Subscription Agreement, the December 2009 Subscription Agreement, the March 2010 Subscription Agreement, and the April 2010 Subscription Agreement (collectively, the “Subscription Agreements”). There is no limitation to the maximum potential consideration to be paid for failure to register shares pursuant to the Subscription Agreements. The Company registered the shares as required by the Subscription Agreements during 2015. The liability for accrued registration payment arrangements was $547,315 and $2,525,075 at December 31, 2015 and 2014, respectively.

On June 22, 2014, the Company and its officers entered into a Settlement Agreement (the “Brooks Settlement Agreement”) with a group of investors (the “Brooks Investors”), to settle a lawsuit filed by the Brooks Investors against the Company and its officers in the Court of Common Pleas of Butler County, Pennsylvania. Pursuant to the Brooks Settlement Agreement, the Company acquired all shares of the Company’s common stock owned by the Brooks Investors, and the Brooks Investors agreed to forego their rights to receive additional shares for the Company’s failure to register shares pursuant to the October 2009 Subscription Agreement, the December 2009 Subscription Agreement, and the March 2010 Subscription Agreement. The Company acquired 4,321,205 shares of common stock from the Brooks Investors in consideration for $1,114,688, and agreed to cancel the shares.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 3 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2015	December 31, 2014

Payroll and taxes	$1,832,937	$1,134,918
Accounting	50,737	67,280
Insurance	34,014	33,902
Contractors and subcontractors	20,227	60,848
Interest	7,800	642
Other	82,505	55,942

Accrued expenses	$2,028,220	$1,353,532

Note 4 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s chairman and chief executive officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff. The Company incurred $78,000 of lease expense in each of the years ended December 31, 2015 and 2014. The lease is cancellable by either party upon 30 days’ notice.

During 2014, Mr. Smith advanced the Company $29,000. Interest on the note at 8% amounted to $123 and $47 for the years ended December 31, 2015 and 2014, respectively. The balance of the note was $29,047 at December 31, 2014. The note was repaid during 2015.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 4 – Related-Party Transactions (continued)

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leases a field vehicle from Mr. Smith. The lease is for 60 months, and is for substantially the same terms for which Mr. Smith leases the vehicle from the manufacturer. Interest on the lease amounted to $249 and $346 for the years ended December 31, 2015 and 2014, respectively. The lease is recorded as a capital lease. At December 31, 2015, gross assets recorded under the lease and associated accumulated depreciation were $16,870 and $10,544, respectively. Future minimum payments under the capital lease are as follows as of December 31, 2015:

Year ending December 31, 2016	$3,628
Year ending December 31, 2017	3,326
Thereafter	—
Total minimum payments	6,954
Less: minimum interest payments	(198)
Minimum principal payments	$6,756

During 2015, Thomas R. Oxenreiter, the Company’s chief financial officer, advanced the Company $18,891. Interest on the note at 10% amounted to $448 for the year ended December 31, 2015. In addition, Mr. Oxenreiter received warrants to purchase 18,891 shares of the Company’s common stock in connection with the note. The note was repaid during 2015.

Note 5 – Senior Convertible Redeemable Notes

On October 15, 2010, the Company entered into a series of Senior Notes with certain investors. The initial principal amount of the Senior Notes totaled $1,155,000. Interest accrues on the Senior Notes at 10% per annum, payable quarterly by increasing the principal amounts of the Senior Notes. Upon certain instances of default, the interest rate may increase to 12% per annum. The principal and unpaid interest on the Senior Notes was due after 15 months, and was extendable for three additional six-month periods. The principal and unpaid interest on the Senior Notes is convertible at the option of the holders of the Senior Notes into the Company’s common stock at $0.50 per share.

On June 22, 2014, a Senior Note was extinguished pursuant to a settlement agreement, resulting in a gain on extinguishment of debt of $77,803.

On February 26, 2015, a Senior Note was converted into 6,150,587 shares of the Company’s common stock.

The balance due on the Senior Notes amounted to $1,525,025 December 31, 2014. No Senior Notes were outstanding at December 31, 2015.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 6 – Notes Payable

Current notes payable consisted of the following:

	December 31, 2015	December 31, 2014
Secured Promissory Note, payable to an individual, bearing interest at 10% per annum, due July 26, 2016, secured by substantially all assets of the Company. The note is convertible to common stock at 75% of the weighted average trading price, and is secured by substantially all the assets of the Company	$1,075,833	$—
Unsecured Promissory Note, payable to an individual, bearing interest at 10% per annum	67,817	—
Unsecured Convertible Promissory Notes, payable to individuals, bearing interest at 10% per annum, convertible to common stock at prices ranging from $0.20 to $0.25 per share	190,453	—

Current portion of long-term notes payable	154,645	232,892
Current notes payable	$1,488,748	$232,892

Long-term notes payable consisted of the following:

	December 31, 2015	December 31, 2014
Notes payable under settlement agreements with former employees, payable monthly with terms of up to 39 months, with interest rates ranging from 0% to 20%	$154,645	$218,892

Notes payable under settlement agreements with vendors, payable monthly with terms of up to 60 months, with interest rates ranging from 0% to 32%	—	53,741
Total long-term notes payable	154,645	272,633

Less: current portion	(154,645)	(232,892)
Long-term notes payable, less current portion	$—	$39,741

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 7 – Commitments and Contingencies

Bank Deposits

The Company maintains its cash in bank deposit accounts at financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The bank accounts at times exceed FDIC limits. The Company has not experienced any losses on such accounts.

Legal Matters

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. The Company believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or the results of operations of the Company.

Note 8 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below for the years ended December 31:

	2015	2014

Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	(755,350)	(867,368)
State	(239,794)	(275,355)
	(995,144)	(1,142,723)
Total income taxes	(995,144)	(1,142,723)

Less: valuation allowance	995,144	1,142,723

Net income taxes	$—	$—

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 8 – Income Taxes (continued)

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows for the years ended December 31:

	2015	2014
Federal statutory rate	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5
Valuation allowance	(41.5)	(41.5)

Effective rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities are summarized below. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	December 31, 2015	December 31, 2014
Start-up costs	$37,491	$47,325
Depreciation	(37,759)	(37,684)
Accrued expenses	687,212	378,020
Net operating loss carryforward	15,669,422	14,973,562

Deferred income taxes	16,356,366	15,361,223
Less: valuation allowance	(16,356,366)	(15,361,223)

Net deferred income taxes	$—	$—

At December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $36,391,000. The federal and state net operating loss carryforwards will expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 9 – Net Loss Per Share of Common Stock

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

The following reconciles amounts reported in the financial statements for the years ended December 31:

	2015	2014
Net loss	$(796,278)	$(2,763,807)

Weighted average number of shares of common stock outstanding	137,222,159	110,507,506
Dilutive potential shares of common stock	137,222,159	110,507,506

Net loss per share of common stock:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive for the years ended December 31:

	2015	2014
Series B Convertible Preferred Stock	—	21,672,035
Options and warrants to purchase common stock	3,494,749	9,880,828
Warrants to purchase Series B Convertible Preferred Stock	—	2,220,976
Secured Convertible Promissory Note	44,041,770	—
Unsecured Convertible Promissory Notes	25,050	—
Senior Convertible Redeemable Notes	—	4,377,612

Total	47,561,569	38,151,451

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 10 – Stock-Based Payments

In 2007, the Company adopted the 2007 Stock Option Plan (the “2007 Plan”), pursuant to which the Compensation Committee of the Board of Directors (the “Committee”) may award grants of options to purchase up to 15,000,000 shares of the Company’s common stock to eligible employees, directors, and consultants, subject to exercise prices and vesting requirements determined by the Committee. On September 23, 2013, the Company reduced the number of shares of the Company’s common stock that may be subject to awards under the 2007 Plan to 9,050,000. The Board of Directors has reserved 9,050,000 shares of the Company’s common stock for issuance under the 2007 Plan. The Company did not grant any options to purchase shares of the Company’s common stock pursuant to the 2007 Plan during the years ended December 31, 2015 and 2014.

On September 23, 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which up to 25,000,000 shares of the Company’s common stock shall be available for grants of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, or performance compensation awards to eligible employees, consultants, and directors, provided that no more than 15,000,000 shares of common stock may be granted as incentive stock options. The Board of Directors has reserved 25,000,000 shares of the Company’s common stock for issuance under the 2013 Plan. The Company granted stock appreciation rights on 2,362,500 and 96,000 shares of the Company’s common stock to eligible employees and consultants pursuant to the 2013 Plan during the years ended December 31, 2015 and 2014, respectively.

Using the Black-Scholes option pricing model, management has determined that the stock appreciation rights granted in 2015 and 2014 had no value. Accordingly, no compensation cost or other expense was recorded for the stock appreciation rights. The current value of a share of the Company’s common stock used in the Black-Scholes option pricing model was determined by an independent valuation. The value per share as determined by the valuation was $0.0074 and $0.0096 per share as of December 31, 2015 and 2014, respectively.

The assumptions used and the weighted average calculated value of the stock options are as follows at December 31:

	2015	2014
Risk-free interest rate	1.73%	1.64%
Expected dividend yield	None	None
Expected life of options	5 years	5 years
Expected volatility rate	50%	50%
Weighted average fair value of options granted	$0.00	$0.00

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 10 – Stock-Based Payments (continued)

The following is an analysis of the options to purchase the Company’s common stock:

	Total Options	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term (In Years)

Total options outstanding at January 1, 2014	24,950,000	$0.23
Granted	96,000	0.46
Exercised	—	—
Lapsed and forfeited	—	—
Total options outstanding at December 31, 2014	25,046,000	$0.23	$—	6.7
Options vested and expected to vest at December 31, 2014	18,516,666	$0.29	$—	6.0
Options exercisable at December 31, 2014	18,516,666	$0.29	$—	6.0
Total options outstanding at January 1, 2015	25,046,000	$0.23
Granted	2,362,500	0.18
Exercised	—	—
Lapsed and forfeited	—	—
Total options outstanding at December 31, 2015	27,408,500	$0.23	$—	6.0
Options vested and expected to vest at December 31, 2015	24,484,602	$0.24	$—	5.7
Options exercisable at December 31, 2015	24,484,602	$0.24	$—	5.7

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 10 – Stock-Based Payments (continued)

The following is an analysis of nonvested options:

	Nonvested Options	Weighted Average Fair Value

Nonvested options at January 1, 2014	11,733,334	$—
Granted	96,000	—
Vested	(5,300,000)	—
Forfeited	—	—

Nonvested options at December 31, 2014	6,529,334	—
Granted	2,362,500	—
Vested	(4,867,936)	—
Forfeited	—	—

Nonvested options at December 31, 2015	4,023,898	$—

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 10 – Stock-Based Payments (continued)

During 2015, the Company granted warrants to purchase 5,458,641 shares of common stock to investors and contractors, at prices ranging from $0.08 to $0.25 per share. The warrants were granted for periods ranging from five to ten years.

Using the Black-Scholes option pricing model, management has determined that the warrants to purchase the Company’s common stock granted to non-employees in 2015 have no value. Accordingly, no expense was recorded upon the grants of the warrants to purchase the Company’s common stock. The current value of a share of the Company’s common stock used in the Black-Scholes option pricing model was determined by an independent appraisal.

The assumptions used and the weighted average calculated value of the stock purchase rights are as follows for the year ended December 31, 2015:

Risk-free interest rate	1.73%
Expected dividend yield	None
Expected life of warrants	5 years
Expected volatility rate	50%
Weighted average fair value of warrants granted	$0.00

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 10 – Stock-Based Payments (continued)

The following is an analysis of the warrants to purchase the Company’s common stock.

	Total Options	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term (In Years)

Total warrants outstanding at January 1, 2014	10,719,362	$0.43
Granted	—	—
Exercised	(21,428)	0.25
Lapsed and forfeited	(70,927)	1.50
Total warrants outstanding at December 31, 2014	10,627,007	$0.42	$—	2.5
Warrants vested and expected to vest at December 31, 2014	10,627,007	$0.42	$—	2.5
Warrants exercisable at December 31, 2014	10,627,007	$0.42	$—	2.5

Total warrants outstanding at January 1, 2015	10,627,007	$0.42
Granted	5,458,641	0.13
Exercised	—	—
Lapsed and forfeited	(3,225,000)	0.48
Total warrants outstanding at December 31, 2015	12,860,648	$0.29	$—	4.7
Warrants vested and expected to vest at December 31, 2015	12,860,648	$0.29	$—	4.7
Warrants exercisable at December 31, 2015	12,860,648	$0.29	$—	4.7

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 10 – Stock-Based Payments (continued)

On August 20, 2013, the Company granted warrants to purchase 451,738 shares of its Series B Stock at $2.50 per share to certain investors in connection with the sale of Series B Stock. The warrants were vested upon issuance, and expire on August 20, 2018.

The following is an analysis of the warrants to purchase the Company’s Series B Stock.

	Total Options	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Term (In Years)

Total warrants outstanding at January 1, 2014	451,738	$2.50
Granted	—	—
Exercised	(106,745)	2.50
Lapsed and forfeited	—	—
Total warrants outstanding at December 31, 2014	344,992	$2.50	$—	3.6
Warrants vested and expected to vest at December 31, 2014	344,992	$2.50	$—	3.6
Warrants exercisable at December 31, 2014	344,992	$2.50	$—	3.6

Total warrants outstanding at January 1, 2015	344,992	$2.50
Granted	—	—
Exercised	—	—
Lapsed and forfeited	—	—
Total warrants outstanding at December 31, 2015	344,992	$2.50	$—	2.6
Warrants vested and expected to vest at December 31, 2015	344,992	$2.50	$—	2.6
Warrants exercisable at December 31, 2015	344,992	$2.50	$—	2.6

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 10 – Stock-Based Payments (continued)

On August 14, 2014, the Company issued 165,000 shares of the Company’s common stock as payment for services. The Company recorded expense of $82,500, the fair value of the services received.

Note 11 – Subsequent Events

Secured Promissory Note Agreement and Amendment

On January 27, 2016, the Company entered into an Agreement and Amendment (the “Amendment”) with David Truitt, the holder of a Secured Promissory Note issued by the Company dated April 2, 2015 (the “Existing Note”) in the principal amount of $1 million. Pursuant to the Amendment, Mr. Truitt extended an additional $250,000 loan to be added to the Existing Note under the same terms as the Existing Note, and extended the due date of the Existing Note to July 26, 2016. The Company granted Mr. Truitt a warrant to purchase 25,000,000 shares of the Company’s common stock at a price of $0.015 per share.

Series C Preferred Stock

On March 16, 2016, the Company filed a Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State, designating 10,000,000 shares of the Company’s undesignated preferred stock, par value $0.001 per share, as Series C Preferred Stock (the “Series C Preferred Stock”).

The Series C Preferred Stock shall be convertible at the option of the holder, at any time after an amendment to the Company’s Articles of Incorporation is filed and effective increasing the Company’s authorized shares of Common Stock to at least 680,000,000 shares (the “Filing Date”), into shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) at a conversion ratio of one (1) share of Series C Preferred into twenty (20) shares of Common Stock, subject to adjustments for stock dividends, splits, combinations and similar events as described in the Certificate of Designations (the “Conversion Ratio”).

After the Filing Date, each share of Series C Convertible Preferred Stock will automatically be converted into shares of Common Stock at the Conversion Ratio, upon the earlier of (i) the closing of a public or private offer and sale of Common Stock for the account of the Company in which the aggregate offering price (before deduction of underwriters’ discounts and commissions, if any) equals or exceeds $5,000,000 and the offering price per share of which equals or exceeds five (5x) times the Original Issue Price of the Series C Preferred Stock per share (before deduction of underwriters’ discounts and commissions, if any (such price per share of Common Stock subject to certain adjustments described in the Certificate of Designations); or (ii) the written consent of the holders of not less than a majority of the then outstanding shares of Series C Preferred Stock to the conversion of all then outstanding Series C Preferred Stock.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 11 – Subsequent Events (continued)

The holders of the Series C Preferred Stock will be entitled, upon liquidation, winding up or dissolution, of the Company, to be paid out of the funds and assets of the Company that may be legally distributed to the Company’s shareholders prior and in preference to any payment or distribution to the holders of Common Stock or any shares of any other class or series of preferred stock subsequently created with a liquidation preference senior to the Common Stock, an amount equal to the Original Issue Price of the Series C Preferred Stock per share (as adjusted for stock splits, stock dividends and the like), plus all declared but unpaid dividends.

The Series C Preferred Stock is not entitled to receive any special dividend, but will participate pari passu with the Common Stock and each other class or series of preferred stock of the Company in any dividends declared, on an as converted to Common Stock basis.

Except as described in the Certificate of Designations, holders of the Series C Preferred Stock will vote together with holders of the Company Common Stock on all matters and not as a separate class or series (subject to limited exceptions). Each holder of shares of Series C Preferred Stock shall be entitled to the number of votes equal to five times (5x) the number of those shares of Common Stock into which such shares of Series C Preferred Stock are convertible.

On March 16, 2016, the Company sold 1,250,000 shares of Series C Preferred Stock to Mr. Truitt for consideration of $250,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

Evaluation of Controls and Procedures

As of December 31, 2015, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the Commission’s rules and forms. This includes controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective at December 31, 2015.

We did not become aware of any material weaknesses in our internal control over financial reporting. However, during our evaluation, we became aware of significant deficiencies in our internal control. These matters were: 1) filing system and retention of records; 2) lack of segregation of duties for accounting transactions; 3) non-timely filing of corporate income taxes.

Management believes that these matters are due to the small size of the Company’s administrative and accounting staff. Management is taking action in 2016 to improve these matters by 1) increasing the size of the Company’s accounting staff; 2) increasing the size of the Company’s administrative staff.

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

 Directors and Executive Officers

Our directors and executive officers, their ages and positions are set forth below. All of our directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors unless they resign or are terminated earlier.

Name	Age	Position(s)
Mark A. Smith	61	Chairman of the Board of Directors and Chief Executive Officer
Troy G. Taggart	50	President
Thomas R. Oxenreiter	50	Chief Financial Officer, Secretary, and Director

Mark A. Smith has served as our Chairman of the Board and Chief Executive Officer since 2008. Prior to that, Mr. Smith was a founder of, and served as President and Chief Executive Officer from 1998 to 2005 and Chairman through 2006 of Underground Solutions, Inc. (“Underground Solutions”) (OTC BB: “UGSI”), an infrastructure technology company that developed pipeline technologies. Prior to serving with Underground Solutions, Mr. Smith was involved as a principal or investor in several construction, real estate and technology companies. Mr. Smith’s expertise in the Company’s industry led us to conclude that he would be a valuable member of the Board of Directors. As our founder, he brings historical knowledge and strategic insight to the Board.

Troy G. Taggart joined the Company as an employee in 2012 and has served as our President since 2013. Mr. Taggart held executive and senior-level positions with several financial services firms prior to co-founding McKim and Company (Formerly VentureRound), a boutique investment banking firm, in 2001. Mr. Taggart served as Executive Vice President of Bacterin International (AMEX/NYSE: “BONE”) from 2008 through 2012.

Thomas R. Oxenreiter, CPA has served as our Chief Financial Officer, Secretary, and Director since 2008. Mr. Oxenreiter worked for several years in public accounting and private industry. Mr. Oxenreiter is a graduate of Villanova University. Mr. Oxenreiter’s financial expertise led us to conclude that he would be a valuable member of our Board of Directors. As our current Chief Financial Officer, he is well suited to inform the Board of the current operations of the Company. As a Certified Public Accountant, he brings significant financial expertise.

Corporate Governance

 We have not adopted a code of ethics. We intend to adopt a code of ethics during 2016.

Item 11.	Executive Compensation.

The following table sets forth a summary for the fiscal years ended December 31, 2015 and 2014 of the cash and non-cash compensation awarded, paid or accrued by the Company to our Chief Executive Officer and our two most highly compensated officers other than our Chief Executive Officer who served in such capacities in 2015 (collectively, the “Named Executive Officers”). All currency amounts are expressed in U.S. dollars.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Mark A. Smith,	2015	320,000	—	—	—	—	—	23,618	343,618
Chairman of Board of Directors and Chief Executive Officer	2014	320,000	96,000	—	—	—	—	25,155	441,155
Troy G. Taggart	2015	225,000	—	—	—	—	—	21,816	246,816
President	2014	225,000	67,500	—	—	—	—	23,020	315,520
Thomas R. Oxenreiter,	2015	175,000	—	—	—	—	—	18,021	193,021
Chief Financial Officer	2014	175,000	52,500	—	—	—	—	17,873	245,373

(1)	The Company has determined that stock appreciation rights granted in 2015 to the Named Executive Officers have no value.

(2)	This column includes employee benefit amounts including health insurance.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the Named Executive Officers concerning equity awards granted by the Company as of December 31, 2015.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price Per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark A. Smith	8,000,000	(1)	—	—	.50	12-01-2017	—	—	—	—
Mark A. Smith	3,000,000	(2)	—	—	.07	10-18-2023	—	—	—	—
Troy G. Taggart	3,000,000	(2)	—	—	.07	10-18-2023	—	—	—	—
Troy G. Taggart	50,000	(3)	50,000	—	.15	10-23-2025	—	—	—	—
Thomas R. Oxenreiter	100,000	(4)	—	—	.80	3-13-2018	—	—	—	—
Thomas R. Oxenreiter	3,000,000	(2)	—	—	.07	10-18-2023	—	—	—	—
Thomas R. Oxenreiter	50,000	(3)	50,000	—	.15	10-23-2025	—	—	—	—

(1)	Option to purchase 8,000,000 shares of common stock at $.50 per share granted December 1, 2007, vested on December 1, 2007, and expires on December 1, 2017.

(2)	Stock appreciation rights on 3,000,000 shares of common stock at $0.07 per share granted October 18, 2013, vested one-third on October 18, 2013, one-third on October 18, 2014, and one-third on October 18, 2015. The stock appreciation rights expire on October 18, 2023.

(3)	Stock appreciation rights on 100,000 shares of common stock at $0.15 per shares granted on October 23, 2015, vested one-half on October 23, 2015, and will vest one-half on October 23, 2016. The stock appreciation rights expire on October 23, 2025.

(4)	Option to purchase 100,000 shares of Common Stock at $0.80 per share granted March 13, 2008, vested one-third on March 13, 2009, one-third on March 13, 2010, and one-third on March 13, 2011. The option expires on March 13, 2018.

Director Compensation

Other than compensation of Named Executive Officers disclosed in the Summary Compensation Table, the Company did not pay any compensation to Directors.

Employment Agreements and Change in Control Arrangements

On October 18, 2013, the Company entered into an Employment Agreement with Mark A. Smith, the Company’s Chairman and Chief Executive Officer (the “2013 Smith Employment Agreement”). The 2013 Smith Employment Agreement provides for a base salary of $320,000 per year, plus certain expenses and employee benefits, and an annual bonus dependent upon the attainment of certain performance measures. The 2013 Smith Employment Agreement has an initial expiration date of October 18, 2016, which expiration date is automatically extended by one day during each day of the term of the agreement so that the unexpired term is always three years, unless either Mr. Smith or the Company terminates the automatic extension provision.

Upon a change in control, as defined in the 2013 Smith Employment Agreement, and for six months thereafter, Mr. Smith may terminate the Smith Employment Agreement. Upon such termination, the Company must pay Mr. Smith a lump sum equal to two times Mr. Smith’s salary and annual bonus on the date of termination for the remaining term of the 2013 Smith Employment Agreement. Also upon such termination, all equity awards granted by the Company to Mr. Smith immediately vest and remain exercisable for their original term, and all employee benefits remain in place for one year.

Prior to October 18, 2013, the Company and Mr. Smith were parties to an Employment Agreement dated December 1, 2007 (the “2007 Smith Employment Agreement”), which provided for a base salary of $320,000 per year, plus certain expenses and employee benefits, and an annual bonus dependent upon the attainment of certain performance measures. The 2007 Smith Employment Agreement expired on November 30, 2010, after which it was automatically extended each day to the date one year from that day, until it was superseded by the 2013 Smith Employment Agreement. Pursuant to the 2007 Smith Employment Agreement, Mr. Smith was awarded options to purchase 8,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share.

Upon a change in control, as defined in the 2007 Smith Employment Agreement, and for six months thereafter, Mr. Smith could terminate the 2007 Smith Employment Agreement. Upon such termination, the Company would pay Mr. Smith a lump sum equal to Mr. Smith’s salary and target bonus on the date of termination for the remaining term of the 2013 Smith Employment Agreement. Also upon such termination, all equity awards granted by the Company to Mr. Smith would immediately vest and remain exercisable for their original term, and all employee benefits would remain in place for one year.

On October 18, 2013, the Company entered into an Employment Agreement with Thomas R. Oxenreiter, the Company’s Chief Financial Officer (the “Oxenreiter Employment Agreement”). The Oxenreiter Employment Agreement provides for a base salary of $175,000 per year, plus certain expenses and employee benefits, and an annual bonus dependent upon the attainment of certain performance measures. The Oxenreiter Employment Agreement has an initial expiration date of October 18, 2016, which expiration date is automatically extended by one day during each day of the term of the agreement so that the unexpired term is always three years, unless either Mr. Oxenreiter or the Company terminates the automatic extension provision.

Upon a change in control, as defined in the Oxenreiter Employment Agreement, and for six months thereafter, Mr. Oxenreiter may terminate the Oxenreiter Employment Agreement. Upon such termination, the Company must pay Mr. Oxenreiter a lump sum equal to Mr. Oxenreiter’s salary and annual bonus on the date of termination for the remaining term of the Oxenreiter Employment Agreement. Also upon such termination, all equity awards granted by the Company to Mr. Oxenreiter immediately vest and remain exercisable for their original term, and all employee benefits remain in place for one year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of 5% Beneficial Owners, Directors and Management

The following table sets forth information, as of April 4, 2016, regarding beneficial ownership of our common stock to the extent known to us, by:

(i) each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock or Series B Stock (each a “5% Stockholder”);

(ii) each Director;

(iii) each Named Executive Officer; and

(iv) all of our Directors and Named Executive Officers as a group.

We have determined beneficial ownership in accordance with the Rules of the SEC. Unless otherwise noted, we believe that each person named in the table has sole voting and investment power with respect to all shares of our common stock that he or she beneficially owns.

Applicable percentage ownership of common stock is based on 143,336,073 shares of common stock outstanding. For purposes of these tables, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 4, 2016 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised. Unless otherwise indicated, the address of each 5% Stockholder, Director and Named Executive Officer is 229 Howes Run Road, Sarver, PA 16055.

Securities authorized for issuance under equity compensation plans appear in Item 5 of this Report on Form 10-K.

	Shares of Common Stock Beneficially Owned		Shares of Series C Preferred Stock Beneficially Owned		Percentage of Voting Stock Beneficially Owned
Name and Beneficial Owner	Shares	%	Shares	%	%
Named Executive Officers and Directors:
Mark A. Smith (1)	36,732,684	23.5%	—	—	13.1%
Troy G. Taggart (2)	4,286,375	2.9%	—	—	1.6%
Thomas R. Oxenreiter(3)	6,948,499	4.7%	—	—	2.6%
All executive officers and directors as a group (3 persons)	47,967,558	29.4%	—	—	16.7%
Other 5% Stockholders:
David M. Truitt (4)	92,198,338	32.1%	1,250,000	100.0%	57.5%
Lesa Smith (5)	24,518,764	17.1%	—	—	9.1%
Delta Networks Limited SA (6)	9,300,000	6.5%	—	—	3.5%
John W. Whearty, Trustee of the Anthony F. Hovey Living Trust dated 3-18-2008 (7)	8,929,638	5.9%	—	—	3.3%
deLaski Family Foundation (8)	8,350,587	5.8%	—	—	3.1%

(1)	Includes 23,941,764 shares of common stock jointly owned by Mr. Smith and his wife, Lesa A. Smith, and 12,790,920 shares of common stock issuable upon exercise of outstanding options, stock appreciation rights, and warrants.
(2)	Includes 74,330 shares of common stock owned by a revocable trust controlled by Mr. Taggart, and 3,212,045 shares of common stock issuable upon exercise of outstanding options, stock appreciation rights, and warrants.
(3)	Includes 3,392,436 shares of common stock jointly owned by Mr. Oxenreiter and his wife, Emily J. Oxenreiter, and 3,556,063 shares of common stock issuable upon exercise of outstanding options, stock appreciation rights, and warrants.
(4)	The address for Mr. Truitt is 13241 Woodland Park Road, Suite 610, Herndon, VA 20171. Includes 39,162,638 shares of common stock issuable upon conversion of a Secured Promissory Note and 27,000,000 shares of common stock issuable upon exercise of outstanding warrants. Shares of common stock beneficially owned include 25,000,000 shares of common stock issuable upon conversion of Series C Preferred Stock.
(5)	Represents 23,941,764 shares of common stock owned jointly by Mrs. Smith and her husband, Mark A. Smith; 177,000 shares of common stock owned by the 2000 Irrevocable Trust FBO Benjamin Smith, of which Mrs. Smith is the trustee; and 200,000 shares of common stock owned by the 2000 Irrevocable Trust FBO Ian Smith, of which Mrs. Smith is the trustee.
(6)	The address for Delta Networks Limited SA is Molenberglei 42, 2627 Scheibe, Belgium. Peter Magnus has voting and investment power over these securities. Includes 300,000 shares of common stock owned by a wholly-owned subsidiary of Delta Networks Limited SA.
(7)	The address for John W. Whearty, Trustee of the Anthony F. Hovey Living Trust dated 3/18/2008 is 9115 SW Oleson Road, Suite 100, Portland, OR 97223. Includes 500,000 shares of common stock issuable upon exercise of outstanding warrants to purchase shares of Series B Preferred Stock, and subsequent conversion of such shares of Series B Preferred Stock to common stock.
(8)	The address for the deLaski Family Foundation is 1201 Connecticut Ave. NW, Suite 300, Washington, DC 20036.

Item 13.	Certain Relationships and Related Transactions.

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff. The Company incurred $78,000 of lease expense for this building in each of the years ended December 31, 2015 and 2014. The lease is cancellable by either party upon 30 days’ notice.

During 2014, Mr. Smith advanced the Company $29,000. Interest on the note at 8% amounted to $123 and $47 for the years ended December 31, 2015 and 2014, respectively. The balance of the note was $29,047 at December 31, 2014. The note was repaid during 2015.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leases a field vehicle from Mr. Smith. The lease is for 60 months, and is for substantially the same terms for which Mr. Smith leases the vehicle from the manufacturer. Interest on the lease amounted to $249 and $346 for the years ended December 31, 2015 and 2014, respectively. The lease is recorded as a capital lease. At December 31, 2015, gross assets recorded under the lease and associated accumulated depreciation were $16,870 and $10,544, respectively.

During 2015, Thomas R. Oxenreiter, the Company’s chief financial officer, advanced the Company $18,891. Interest on the note at 10% amounted to $448 for the year ended December 31, 2015. In addition, Mr. Oxenreiter received warrants to purchase 18,891 shares of the Company’s common stock in connection with the note. The note was repaid during 2015.

Director Independence

None of the Company’s directors are independent as defined in the rules of the NASDAQ National Market System.

Transactions with Control Persons

None.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed to the Company by its principal accountants were as follows for the years ended December 31:

	2015	2014
Audit fees	$26,756	$68,873
Tax fees	8,763	—
Total fees billed	$35,519	$68,873

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit	Document

3.1	Amended Articles of Incorporation of Geospatial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

3.2	Bylaws of Geospatial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

4.1	Certificate of Designations of the Series B Convertible Preferred Stock of Geospatial Holdings, Inc. dated as of August 20, 2013 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

4.3	Series B Convertible Preferred Stock Specimen Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

4.4	Certificate of Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock dated March 16, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated as of March 16, 2016)

10.1	Lease Agreement dated May 1, 2006 between Mark A. Smith and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.2	Geospatial Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.3	Geospatial Mapping Systems, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.4	Employment Agreement dated December 1, 2007 between Mark A. Smith and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.5	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Mark A. Smith dated effective December 1, 2007 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.6	Agreement Not to Compete between Mark A. Smith and Geospatial Mapping Systems, Inc. dated effective December 1, 2007 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.7	Conversion Agreement dated August 20, 2013 by and among Geospatial Holdings, Inc., Geospatial Mapping Systems, Inc. and Mark A. Smith (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.8	Employment Agreement dated October 18, 2013 by and between Geospatial Corporation and Mark A. Smith (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.9	Stock Appreciation Rights Agreement dated October 18, 2013 between Geospatial Corporation and Mark A. Smith (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.10	Stock Appreciation Rights Agreement dated October 18, 2013 between Geospatial Corporation and Troy Taggart (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

Exhibit	Document

10.11	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Thomas R. Oxenreiter dated effective March 13, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.12	Agreement Not to Compete between Thomas R. Oxenreiter and Geospatial Mapping Systems, Inc. dated effective March 13, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.13	Conversion Agreement dated August 20, 2013 by and among Geospatial Holdings, Inc., Geospatial Mapping Systems, Inc. and Thomas R. Oxenreiter (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.14	Employment Agreement dated October 18, 2013 by and between Geospatial Corporation and Thomas R. Oxenreiter (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.15	Stock Appreciation Rights Agreement dated October 18, 2013 between Geospatial Corporation and Thomas R. Oxenreiter (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.16	Mutual Termination and Release Agreement dated February 28, 2013 by and among Geospatial Holdings, Inc., Timothy F. Sutherland, Thomas J. Ridge, Pace Global Energy Services, LLC, Pace Financial Services, LLC and Ridge Global, LLC (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.17	Mutual Release and Settlement Agreement dated May 10, 2013 by and among Geospatial Holdings, Inc., Geospatial Mapping Systems, Inc., Reduct N.V., and Delta Networks, S.A. (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.18	Geospatial Holdings, Inc. Promissory Note dated November 21, 2012 in favor of Matthew F. Bensen (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.19	Settlement Agreement dated May 25, 2012 among Joseph Timothy Nippes, Daniel A. Bradley, Christina Sherwood, Joseph A. Lane, Ronald Peterson, Timothy Story, Linda Ward, Geospatial Mapping Systems, Inc., Geospatial Holdings, Inc., Mark A. Smith, Thomas R. Oxenreiter, Timothy F. Sutherland and Thomas Ridge (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.20	Settlement Agreement dated June 22, 2014 by and among Brad Brooks, et al., Geospatial Corporation, Mark A. Smith, and Thomas R. Oxenreiter (incorporated by reference to Exhibit 10.20 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 dated November 14, 2014)

10.21	Asset Purchase Agreement dated as of September 17, 2014 among Geospatial Corporation, Select Analytics LLC, and Edward R. Camp, Jr. (incorporated by reference to Exhibit 10.21 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 dated November 14, 2014)

10.22	Employment and Noncompetition Agreement dated September 17, 2014 between Geospatial Corporation and Edward R. Camp, Jr. (incorporated by reference to Exhibit 10.22 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 dated November 14, 2014)

10.23	Note and Warrant Purchase Agreement dated as of January 16, 2015 by and between Geospatial Corporation and Horberg Enterprises LP. (incorporated by reference to Exhibit 10.23 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 dated March 9, 2015)

Exhibit	Document

10.24	Note and Warrant Purchase Agreement dated as of April 2, 2015 by and between Geospatial Corporation and David Truitt (incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 3 to Registration Statement on Form S-1 dated May 19, 2014)

10.25	Preferred Stock Purchase Agreement dated March 16, 2016 by and between Geospatial Corporation and David Truitt (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of March 16, 2016)

10.26	Agreement and Amendment dated January 27, 2016 by and between Geospatial Corporation and David Truitt *

10.27	Settlement Agreement, General Release and Waiver of Claims dated February 24, 2016 by and among Edward R. Camp, Jr., Select Analytics LLC, and Geospatial Corporation *

10.28	Stock Appreciation Rights Agreement by and between Geospatial Corporation and Troy G. Taggart dated October 23, 2015 *

10.29	Stock Appreciation Rights Agreement by and between Geospatial Corporation and Thomas R. Oxenreiter dated October 23, 2015 *

10.30	Convertible Note and Warrant Purchase Agreement by and between Geospatial Corporation and Thomas R. Oxenreiter dated September 30, 2015 *

10.31	Convertible Note and Warrant Purchase Agreement by and between Geospatial Corporation and Thomas R. Oxenreiter dated October 15, 2015 *

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

31.1	Certification of Mark A. Smith Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Thomas R. Oxenreiter Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

______________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Geospatial Corporation
(Registrant)

Date: April 14, 2016	By:	/s/ Mark A. Smith
Name: Mark A. Smith
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 14, 2016:

Signature	Title

/s/ Mark A. Smith Mark A. Smith	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas R. Oxenreiter Thomas R. Oxenreiter	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

