Form 10-Q
period 2016-03-31
Geospatial Corp
filed 2016-05-20
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2016

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

The number of $.001 par value common shares outstanding at May 10, 2016: 143,336,073.

FORWARD-LOOKING STATEMENT NOTICE

The statements set forth in this report which are not historical constitute “Forward-Looking Statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, including statements regarding our expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to our business or our subsidiaries or our management, are intended to identify Forward-Looking Statements. These Forward-Looking Statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-Looking Statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the Forward-Looking Statements.

Because our common stock is considered to be a “penny stock”, the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995 do not apply to such Forward-Looking Statements.

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

1

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GEOSPATIAL CORPORATION INDEX

Geospatial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$175,901	$16,962
Accounts receivable	159,400	44,100
Prepaid expenses and other current assets	107,365	111,927

Total current assets	442,666	172,989

Property and equipment:
Field equipment	339,079	339,079
Field vehicles	43,285	43,285

Total property and equipment	382,364	382,364
Less: accumulated depreciation	(272,310)	(245,208)

Net property and equipment	110,054	137,156

Total assets	$552,720	$310,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$412,827	$533,578
Accrued expenses	2,099,273	2,028,220
Due to related parties	156,782	157,286
Current portion of capital lease liability to related party	3,504	3,479
Notes payable	1,721,369	1,488,748
Accrued registration payment arrangement	54,732	547,315

Total current liabilities	4,448,487	4,758,626

Non-current liabilities:
Capital lease liability to related party	2,393	3,278

Total non-current liabilities	2,393	3,278

Total liabilities	4,450,880	4,761,904

Stockholders’ deficit:
Preferred stock:
Undesignated, $0.001 par value; 10,000,000 and 20,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 and 0 shares authorized at March 31, 2016 and December 31, 2016; 1,250,000 and 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,250	—
Common stock, $.001 par value; 350,000,000 shares authorized at March 31, 2016 and December 31, 2015; 143,336,073 shares issued and outstanding at March 31, 2016 and December 31, 2015	143,336	143,336
Additional paid-in capital	36,335,779	36,031,156
Accumulated deficit	(40,378,525)	(40,626,251)

Total stockholders’ deficit	(3,898,160)	(4,451,759)

Total liabilities and stockholders’ deficit	$552,720	$310,145

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Sales	$181,200	$—
Cost of sales	57,933	37,593

Gross profit (loss)	123,267	(37,593)

Selling, general and administrative expenses	379,823	666,642

Net loss from operations	(256,556)	(704,235)

Other income (expense):
Interest expense	(63,219)	(84,142)
Gain on extinguishment of debt	74,918	73,181
Registration payment arrangements	492,583	721,450

Total other income (expense)	504,282	710,489

Net income before income taxes	247,726	6,254

Provision for income taxes	—	—

Net income	$247,726	$6,254

Basic and fully-diluted net income per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2016
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	—	$—	143,336,073	$143,336	$36,031,156	$(40,626,251)	$(4,451,759)

Sale of Series C Convertible Preferred Stock, net of issuance costs	1,250,000	1,250	—	—	242,123	—	243,373

Issuance of convertible securities with beneficial conversion features	—	—	—	—	62,500	—	62,500

Net income for the three months ended March 31, 2016	—	—	—	—	—	247,726	247,726

Balance, March 31, 2016	1,250,000	$1,250	143,336,073	$143,336	$36,335,779	$(40,378,525)	$(3,898,160)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$247,726	$6,254
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,102	30,420
Amortization of deferred debt issue costs	—	37,349
Amortization of discount on notes payable	21,941	—
Gain on extinguishment of debt	(74,918)	(73,181)
Accrued registration payment arrangement	(492,583)	(721,450)
Accrued interest payable	33,164	44,377
Changes in operating assets and liablities:
Accounts receivable	(115,300)	32,800
Prepaid expenses and other current assets	4,562	(39,921)
Accounts payable	(62,148)	36,624
Accrued expenses	120,250	137,043
Due to related parties	(504)	26,481

Net cash used in operating activities	(290,708)	(483,204)

Cash flows from financing activities:
Proceeds from issuance of notes payable	250,000	550,000
Principal payments on notes payable	(42,866)	(66,585)
Principal payments on capital lease liabilities	(860)	(835)
Debt issuance costs paid	—	(40,835)
Proceeds from sale of common stock, net of offering costs	—	29,940
Proceeds from sale of Series C Convertible Preferred Stock, net of offering costs	243,373	—

Net cash provided by financing activities	449,647	471,685

Net change in cash and cash equivalents	158,939	(11,519)

Cash and cash equivalents at beginning of period	16,962	17,723

Cash and cash equivalents at end of period	$175,901	$6,204

Supplemental disclosures:
Cash paid during period for interest	$8,114	$2,416
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of common stock in settlement of liabilities	—	1,569,029

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements included herein have been prepared by Geospatial Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and regulations contained in the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2016 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2015. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other interim periods, or any future year or period.

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

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, Geospatial Mapping Systems, Inc. and Utility Services and Consulting Corporation, which ceased operations in 2011. All intercompany accounts and transactions have been eliminated.

Note 2 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015

Payroll and taxes	$1,925,769	$1,832,937
Accounting	39,712	50,737
Insurance	22,738	34,014
Contractors and subcontractors	10,227	20,227
Interest	4,918	7,800
Other	95,909	82,505

Accrued expenses	$2,099,273	$2,028,220

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

Note 3 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff. The Company incurred $19,500 of lease expense during the three months ended March 31, 2016 and 2015. The lease is cancellable by either party upon 30 days’ notice.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leases a field vehicle from Mr. Smith. The lease is for 60 months, and is for substantially the same terms for which Mr. Smith leases the vehicle from the manufacturer. Interest on the lease amounted to $47 and $71, respectively, for the three months ended March 31, 2016 and 2015, respectively. The lease is recorded as a capital lease. At March 31, 2016, gross assets recorded under the lease and associated accumulated depreciation were $16,870 and $11,387, respectively. Future minimum payments under the capital lease are as follows as of September 30, 2015:

Balance of 2016	$2,721
Year ending December 31, 2017	3,326
Thereafter	—
Total minimum payments	6,047
Less: minimum interest payments	(151)
Minimum principal payments	$5,896

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

Note 4 – Notes Payable

Current notes payable consisted of the following:

	March 31, 2016	December 31, 2015
Secured Promissory Note, payable to an individual, bearing interest at 10% per annum, due July 31, 2016, secured by substantially all assets of the Company. The note is convertible to common stock at 75% of the weighted average trading price, and is secured by substantially all the assets of the Company, net of discount	$1,315,136	$1,075,833
Unsecured Promissory Note, payable to an individual, bearing interest at 10% per annum	69,460	67,817
Unsecured Convertible Promissory Notes, payable to individuals, bearing interest at 10% per annum, convertible to common stock at prices ranging from $0.20 to $0.25 per share	194,994	190,453

Notes payable under settlement agreements with former employees, payable monthly with terms of up to twelve months, with interest rates ranging from 0% to 20%	141,779	154,645
Current notes payable	$1,721,369	$1,488,748

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

Note 5 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	(76,770)	(224,743)
State	(24,371)	(71,347)
	(101,141)	(296,090)
Total income taxes	(101,141)	(296,090)

Less: valuation allowance	101,141	296,090

Net income taxes	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Federal statutory rate	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5
Valuation allowance	(41.5)	(41.5)

Effective rate	0.0%	0.0%

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

Note 5 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	March 31, 2016	December 31, 2015
Start-up costs	$35,033	$37,491
Depreciation	(37,423)	(37,759)
Accrued expenses	745,103	687,212
Net operating loss carryforward	15,714,795	15,669,422

Deferred income taxes	16,457,508	15,356,366

Less: valuation allowance	(16,457,508)	(15,356,366)

Net deferred income taxes	$—	$—

At March 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $37,867,000. The federal and state net operating loss carryforwards will expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

Note 6 – Net Income Per Share of Common Stock

Basic net income per share are computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net income	$247,726	$6,254

Weighted average number of shares of common stock outstanding	143,336,073	132,139,637
Dilutive potential shares of common stock	143,336,073	132,139,637

Net income per share of common stock:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

Note 6 – Net Loss Per Share of Common Stock (continued)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Series B Convertible Preferred Stock	—	2,650,245
Series C Convertible Preferred Stock	4,395,604	—
Options and warrants to purchase common stock	20,020,000	13,853,902
Warrants to purchase Series B Convertible Preferred Stock	—	2,258,690
Secured Promissory Note	18,014,815	—
Senior Convertible Redeemable Notes	—	2,898,048

Total	42,430,419	19,596,749

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2016

Note 7 – Stock-Based Payments

During the three months ended March 31, 2016, stock appreciation rights on 3,896,000 shares of the Company’s common stock issued to eligible employees and consultants pursuant to the Company’s 2013 Equity Incentive Plan were forfeited.

During the three months ended March 31, 2016, the Company granted warrants to purchase 25,182,000 shares of the Company’s common stock to lenders in connection with loans to the Company

Note 8 – Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms. The Company accounts for such concessions in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 470-60, Troubled Debt Restructurings by Debtors, and ASC 405-20, Extinguishment of Liabilities, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan. Such gains are included as “Gains on extinguishment of debt” in “Other income and expenses” on the Company’s Consolidated Statement of Operations. In addition, the Company has accounts payable that have aged or are expected to age beyond the statute of limitations. The Company is amortizing those liabilities over the remaining term of the statute of limitations. Gains on extinguishment of debt amounted to $74,918 and $73,181 during the three months ended March 31, 2016 and 2015, respectively.

Note 9 – Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”). The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued. The Company measures fair value by the price of its common stock at its most recent sale. The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly. The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $54,732 at March 31, 2016, and $547,315 at December 31, 2015. Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements” which amounted to gains of $492,583 and $721,450 during the three months ended March 31, 2016 and 2015, respectively.

ITEM 2:	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2015, filed with our Annual Report on Form 10-K on April 14, 2016, and our financial statements and notes thereto as of and for the three months ended March 31, 2016, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

At March 31, 2016, we had current assets of $442,666, and current liabilities of $4,448,487.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common and preferred stock and advances from our chief executive officer. At March 31, 2016, current liabilities exceeded current assets by $4,005,821, and total liabilities exceeded total assets by $3,898,160. Those factors raise doubts about our ability to continue as a going concern.

In 2014, we raised approximately $2.4 million through private sales of our common stock, and approximately $272,000 through the exercise of outstanding warrants to purchase Series B Stock and common stock. We also issued common stock for services valued at $82,500, and settled $500,000 of liabilities for shares of our common stock. In 2015, we raised approximately $476,000 through private sales of our common stock, and converted our outstanding Senior Secured Redeemable Note with a balance due of approximately $1.6 million to shares of our common stock.

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

On April 2, 2015, we issued a Secured Promissory Note to David M. Truitt (the “Truitt Note”) in the principal amount of $1,000,000. The Truitt Note bears interest at 10% per annum. The Truitt Note is secured by liens on all of our assets, and is convertible into shares of our common stock at the option of the holder. We also issued Mr. Truitt warrants to purchase 2,000,000 shares of our common stock in consideration for his purchasing the Truitt Note. Proceeds from the issuance of the Truitt Note were used to repay the Horberg Note and for working capital purposes. The initial due date of the Truitt Note was October 2, 2015.

On January 27, 2016, we entered into an Agreement and Amendment with Mr. Truitt (the “Amended Truitt Note”) pursuant to which Mr. Truitt loaned us an additional $250,000 and extended the due date of the Truitt Note to July 31, 2016. We issued Mr. Truitt warrants to purchase 25.0 million shares of our common stock in connection with the Amended Truitt Note.

On March 16, 2016 we designated 10.0 million shares of preferred stock as Series C Convertible Preferred Stock (“Series C Stock”). Series C Stock is convertible to common stock at a conversion ratio of 20 shares of common stock for each share of Series C Stock, subject to adjustment for stock dividends, splits, and similar events. Series C Stock has a liquidation preference equal to its original issue price, and has voting rights equal to five times the number of shares of common stock into which the Series C Stock is convertible. On March 16, 2016, we sold 1,250,000 shares of Series C Stock to Mr. Truitt for consideration of $250,000.

During the second quarter of 2016, we sold 1,500,000 shares of Series C Stock to Mr. Truitt for $300,000. Also during the second quarter of 2016, we converted notes payable totaling approximately $197,000 to shares of Series C Stock, and we converted a note payable of approximately $54,000 to warrants to purchase common stock. We also converted approximately $1.3 million of our officers’ accrued salaries to shares of common stock, and approximately $162,000 of other liabilities to our officers to shares of Series C Stock.

Management is continuing efforts to secure funding sufficient for the Company’s operating and capital requirements through private sales of Series C Stock and common stock, and to negotiate settlements or extensions of existing liabilities. The proceeds of such sales of stock, if any, will be used to fund general working capital needs.

Beginning in 2012, we changed the focus of our company to position us to generate revenue from data acquisition and data management. We expanded our service offerings to provide data acquisition services utilizing twelve different technologies. We developed new, cloud-based mapping software to be marketed under our existing name GeoUndergound that replaced our previous version of GeoUnderground. We currently utilize GeoUnderground to deliver data to customers. We intend to offer GeoUnderground as a subscription-based stand-alone product beginning in 2016. We believe that our changes to our operating focus will enable us to begin to generate significant revenue from operations.

We believe that our actions and planned actions will enable us to finance our operations beyond the next twelve months.

We do not believe that inflation and changing prices will have a material impact on our net sales and revenues, or on income from continuing operations.

Results of Operations

We had sales of $181,200 during the three months ended March 31, 2016, and no sales during the three months ended March 31, 2015. Cost of sales were $57,933 and $37,593 for the three months ended March 31, 2016 and 2015, respectively. Our sales have fluctuated throughout 2016 and 2015 as our ability to market and perform jobs was hampered by our financial condition. We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

Selling, general, and administrative (“SG&A”) expenses were $379,823 and $666,642 for the three months ended March 31, 2016 and 2015, respectively. The decrease in SG&A costs for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was due to decreases in payroll cost and professional fees due to reductions in staffing necessitated by our financial position.

Other income and expense for the three months ended March 31, 2016 and 2015 was a net income of $504,282 and $710,489, respectively, which included interest expense of $63,219 and $84,142, respectively, gains on extinguishment of debt of $74,918 and $73,181, respectively, and gains related to registration payment arrangements of $492,583 and $721,450, respectively. The decrease in interest expense in 2016 was due to interest on Senior Secured Redeemable Note in 2015 prior to its conversion to common stock.

Gains or expense related to registration payment arrangements result from a series of Stock Subscription Agreements we entered into in 2009 and 2010 (the “Stock Subscription Agreements”). We are required to register the shares of common stock sold pursuant to the Stock Subscription Agreements under the Securities Act. Our failure to register the shares of common stock under the Securities Act timely resulted in our obligation to issue additional shares (“Penalty Shares”) to investors who purchased shares pursuant to the Stock Subscription Agreements. We recorded a liability on our books for the value of the estimated number of shares to be issued. We incur losses on our registration payment arrangements when the estimated number of Penalty Shares to be issued increases, or when the value of our common stock increases. We record gains on our registration payment arrangements when the estimated number of Penalty Shares to be issued decreases, or when the value of our common stock decreases.

During the three months ended March 31, 2016 and 2015, we had gains related to registration payment arrangements due to decreases in the value of our common stock. We expect that income or expense related to registration payment arrangements will fluctuate as the price of our common stock and the estimate of the number of Penalty Shares to be issued fluctuate.

We had no benefit from income taxes during the three months ended March 31, 2016 and 2015, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2016.

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At March 31, 2016, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At March 31, 2016, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 22, 2016, the Company converted notes payable totaling $179,815 due to an investor to 899,076 shares of the Company’s Series C Convertible Preferred Stock at a price of $0.20 per share. In connection with the conversion, the Company adjusted the exercise price of warrants to purchase 725,250 shares of the Company’s common stock to $0.01 per share. The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

On April 26, 2016, the Company converted notes payable totaling 17,133 due to two investors to 85,666 shares of the Company’s Series C Convertible Preferred Stock at a price of $0.20 per share. The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

On May 10, 2016, the Company converted a note payable of $54,278 due to an investor, and warrants to purchase 3,075,000 shares of the Company’s common stock, to warrants to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

On May 12, 2016, the Company sold 1,500,000 shares of its Series C Convertible Preferred Stock to an investor at a price of $0.20 per share, for consideration of $300,000. The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

On May 18, 2016, the Company issued to Mark A. Smith, the Company’s Chief Executive Officer and Director, 19,170,831 shares of the Company’s common stock, and warrants to purchase 23,004,998 shares of the Company’s common stock at an exercise price of $0.04 per share, in conversion of $766,833 of accrued salary owed by the Company to Mr. Smith. The Company also issued to Mr. Smith 783,912 shares of the Company’s Series C Convertible Preferred stock in conversion of $156,782 of unreimbursed business expenses and unpaid rent for the Company’s offices owed by the Company to Mr. Smith. The issuances were made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. Mr. Smith is an accredited investor, and the Company issued the common stock, warrants, and Series C Convertible Preferred Stock without any general solicitation or advertisement and with a restriction on resale.

On May 18, 2016, the Company issued to Troy G. Taggart, the Company’s President, 5,387,241 shares of the Company’s common stock, and warrants to purchase 6,464,689 shares of the Company’s common stock at an exercise price of $0.04 per share, in conversion of $215,490 of unpaid salary owed by the Company to Mr. Taggart. The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. Mr. Taggart is an accredited investor, and the Company issued the common stock and warrants without any general solicitation or advertisement and with a restriction on resale.

On May 18, 2016, the Company issued to Thomas R. Oxenreiter, the Company’s Chief Financial Officer and Director, 5,661,460 shares of the Company’s common stock, and warrants to purchase 6,793,753 shares of the Company’s common stock at an exercise price of $0.04 per share, in conversion of $226,458 of unpaid salary owed by the Company to Mr. Oxenreiter. The Company also issued to Mr. Oxenreiter 25,000 shares of the Company’s Series C Convertible Preferred stock in conversion of $5,000 of unreimbursed business expenses owed by the Company to Mr. Oxenreiter. The issuances were made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. Mr. Oxenreiter is an accredited investor, and the Company issued the common stock, warrants, and Series C Convertible Preferred Stock without any general solicitation or advertisement and with a restriction on resale.

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

ITEM 5.	OTHER INFORMATION

Entry into a Material Definitive Agreement; Compensatory Arrangements of Certain Officers.

On May 18, 2016, the Company and Mark A. Smith, the Company’s Chief Executive Officer and Director, entered into a Conversion Agreement (the “Smith Conversion Agreement”), pursuant to which Mr. Smith converted accrued salaries totaling $766,833 to 19,170,831 shares of the Company’s common stock and warrants to purchase 23,004,998 shares of the Company’s common stock at an exercise price of $0.04 per share. Mr. Smith also converted, pursuant to the Smith Conversion Agreement, $156,782 of unreimbursed business expenses and unpaid rent for the Company’s offices to 783,912 shares of the Company’s Series C Convertible Preferred Stock.

On May 18, 2016, the Company and Troy G. Taggart, the Company’s President, entered into a Conversion Agreement, pursuant to which Mr. Taggart converted accrued salaries totaling $215,490 to 5,387,241 shares of the Company’s common stock and warrants to purchase 6,464,689 shares of the Company’s common stock at an exercise price of $0.04 per share.

On May 18, 2016, the Company and Thomas R. Oxenreiter, the Company’s Chief Financial Officer and Director, entered into a Conversion Agreement (the “Oxenreiter Conversion Agreement”), pursuant to which Mr. Oxenreiter converted accrued salaries totaling $226,458 to 5,661,460 shares of the Company’s common stock and warrants to purchase 6,793,753 shares of the Company’s common stock at an exercise price of $0.04 per share. Mr. Oxenreiter also converted, pursuant to the Oxenreiter Conversion Agreement, $5,000 of unreimbursed business expenses to 25,000 shares of the Company’s Series C Convertible Preferred Stock.

ITEM 6.	EXHIBITS

Exhibit	Description

10.1	Conversion Agreement dated April 22, 2016, by and between Geospatial Corporation and Matthew F. Bensen

10.2	Conversion Agreement dated May 10, 2016, by and among Geospatial Corporation, Lowery Enterprises, LLC, and Rob Goodman

10.3	Conversion Agreement dated May 18, 2016 by and among Geospatial Corporation, Geospatial Mapping Systems, Inc., and Mark A. Smith

10.4	Conversion Agreement dated May 18, 2016 by and among Geospatial Corporation, Geospatial Mapping Systems, Inc., and Troy G. Taggart

10.5	Conversion Agreement dated May 18, 2016 by and among Geospatial Corporation, Geospatial Mapping Systems, Inc., and Thomas R. Oxenreiter

31.1	Rule 13a-14(a) Certification of Mark A. Smith

31.2	Rule 13a-14(a) Certification of Thomas R. Oxenreiter

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Geospatial Corporation (Registrant)

Date: May 20, 2016	By:	/S/ MARK A. SMITH
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

	By:	/S/ THOMAS R. OXENREITER
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer