Form 10-Q
period 2016-06-30
Geospatial Corp
filed 2016-08-15
CIK 1011395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:

JUNE 30, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-04066

GEOSPATIAL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0554463 (I.R.S. Employer Identification No.)

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

The number of $.001 par value common shares outstanding at August 10, 2016: 174,555,605.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOSPATIAL CORPORATION

Geospatial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$96,419	$16,962
Accounts receivable	201,400	44,100
Prepaid expenses and other current assets	89,177	111,927

Total current assets	386,996	172,989

Property and equipment:
Field equipment	354,281	339,079
Field vehicles	43,285	43,285

Total property and equipment	397,566	382,364
Less: accumulated depreciation	(300,180)	(245,208)

Net property and equipment	97,386	137,156

Total assets	$484,382	$310,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$372,736	$533,578
Accrued expenses	876,540	2,028,220
Due to related parties	—	157,286
Current portion of capital lease liability to related party	3,529	3,479
Notes payable	1,469,350	1,488,748
Accrued registration payment arrangement	54,732	547,315

Total current liabilities	2,776,887	4,758,626

Non-current liabilities:
Capital lease liability to related party	1,501	3,278

Total non-current liabilities	1,501	3,278

Total liabilities	2,778,388	4,761,904

Stockholders’ deficit:
Preferred stock:
Undesignated, $0.001 par value; 10,000,000 and 20,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 and 0 shares authorized at June 30, 2016 and December 31, 2015, respectively; 4,543,654 and 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4,544	—
Common stock, $.001 par value; 350,000,000 shares authorized at June 30, 2016 and December 31, 2015; 173,555,605 and 143,336,073 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	173,556	143,336
Additional paid-in capital	38,073,795	36,031,156
Additional paid-in capital, warrants	54,278	—
Accumulated deficit	(40,600,179)	(40,626,251)

Total stockholders’ deficit	(2,294,006)	(4,451,759)

Total liabilities and stockholders’ deficit	$484,382	$310,145

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Sales	$258,800	$20,800	$440,000	$20,800
Cost of sales	72,603	41,975	130,536	79,569

Gross profit (loss)	186,197	(21,175)	309,464	(58,769)

Selling, general and administrative expenses	396,901	656,697	776,724	1,323,339

Net loss from operations	(210,704)	(677,872)	(467,260)	(1,382,108)

Other income (expense):
Interest expense	(69,553)	(37,772)	(132,772)	(121,914)
Gain on extinguishment of debt	58,603	73,181	133,521	146,363
Registration payment arrangements	—	468,996	492,583	1,190,446

Total other income (expense)	(10,950)	504,405	493,332	1,214,895

Net income (loss) before income taxes	(221,654)	(173,467)	26,072	(167,213)

Provision for income taxes	—	—	—	—

Net income (loss)	$(221,654)	$(173,467)	$26,072	$(167,213)

Basic and fully-diluted net income (loss) per share of common stock	$(0.00)	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2016
(Unaudited)

						Additional Paid-In Capital, Warrants
					Additional Paid-In Capital
	Preferred Stock		Common Stock				Accumulated Deficit
	Shares	Amount	Shares	Amount				Total

Balance, December 31, 2015	—	$—	143,336,073	$143,336	$36,031,156	$—	$(40,626,251)	$(4,451,759)

Sale of Series C Convertible Preferred Stock, net of issuance costs	2,750,000	2,750	—	—	540,623	—	—	543,373

Issuance of common stock in settlement of liabilities	—	—	30,219,532	30,220	1,082,579	—	—	1,112,799

Issuance of Series C Convertible Preferred Stock in settlement of liabilities	1,793,654	1,794	—	—	356,937	—		358,731

Conversion of liabilities to warrants to purchase common stock	—	—	—	—	—	54,278	—	54,278

Issuance of convertible securities with beneficial conversion features	—	—	—	—	62,500	—	—	62,500

Net income for the six months ended June 30, 2016	—	—	—	—	—	—	26,072	26,072

Balance, June 30, 2016	4,543,654	$4,544	173,555,605	$173,556	$38,073,795	$54,278	$(40,600,179)	$(2,294,006)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$26,072	$(167,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,972	60,841
Amortization of deferred debt issue costs	—	46,873
Amortization of discount on notes payable	52,194	—
Gain on extinguishment of debt	(133,521)	(146,362)
Accrued registration payment arrangement	(492,583)	(1,190,446)
Accrued interest payable	65,058	71,088
Changes in operating assets and liablities:
Accounts receivable	(157,300)	12,000
Prepaid expenses and other current assets	22,750	(144,774)
Accounts payable	(43,635)	9,172
Accrued expenses	16,791	417,013
Due to related parties	(504)	31,021

Net cash used in operating activities	(589,706)	(1,000,787)

Cash flows from investing activities:
Purchase of property and equipment	(15,202)	—

Net cash used in investing activities	(15,202)	—

Cash flows from financing activities:
Proceeds from issuance of notes payable	250,000	1,600,000
Principal payments on notes payable	(107,281)	(587,155)
Principal payments on capital lease liabilities	(1,727)	(1,677)
Debt issuance costs paid	—	(53,250)
Proceeds from sale of common stock, net of offering costs	—	29,940
Proceeds from sale of Series C Convertible Preferred Stock, net of offering costs	543,373	—

Net cash provided by financing activities	684,365	987,858

Net change in cash and cash equivalents	79,457	(12,929)

Cash and cash equivalents at beginning of period	16,962	17,723

Cash and cash equivalents at end of period	$96,419	$4,794

Supplemental disclosures:
Cash paid during period for interest	$15,520	$3,953
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of common stock in settlement of liabilities	1,112,799	1,569,029
Issuance of Series C Convertible Preferred Stock in settlement of liabilities	358,731	—
Issuance of warrants to purchase common stock in settlement of liabilities	54,278	—

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements included herein have been prepared by Geospatial Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and regulations contained in the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2016 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2015. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Consolidated Financial Statements, are of a normal and recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other interim periods, or any future year or period.

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

Note 2 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2016	2015

Payroll and taxes	$721,102	$1,832,937
Accounting	45,777	50,737
Insurance	—	34,014
Contractors and subcontractors	10,227	20,227
Interest	3,443	7,800
Other	95,991	82,505

Accrued expenses	$875,540	$2,028,220

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

Note 3 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff. Mr. Smith has agreed to suspend collection of rent effective April 1, 2016. The lease is cancellable by either party upon 30 days’ notice. The Company incurred no lease expense during the three months ended June 30, 2016, and $19,500 of lease expense during the six months ended June 30, 2016. The Company incurred lease expense of $19,500 and $39,000 during the three and six months, respectively, ended June 30, 2015.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leases a field vehicle from Mr. Smith. The lease is for 60 months, and is for substantially the same terms for which Mr. Smith leases the vehicle from the manufacturer. Interest on the lease amounted to $41 and $65, respectively, for the three months ended June 30, 2016 and 2015, respectively, and $88 and $137, respectively, for the six months ended June 30, 2016 and 2015, respectively. The lease is recorded as a capital lease. At June 30, 2016, gross assets recorded under the lease and associated accumulated depreciation were $16,870 and $12,231, respectively. Future minimum payments under the capital lease are as follows as of June 30, 2016:

Balance of 2016	$1,814
Year ending December 31, 2017	3,326
Thereafter	—
Total minimum payments	5,140
Less: minimum interest payments	(110)
Minimum principal payments	$5,030

On May 18, 2016, the Company and Mr. Smith entered into a Conversion Agreement (the “Smith Conversion Agreement”), pursuant to which Mr. Smith converted accrued salaries totaling $766,833 to 19,170,831 shares of the Company’s common stock and warrants to purchase 23,004,998 shares of the Company’s common stock at an exercise price of $0.04 per share. Mr. Smith also converted pursuant to the Smith Conversion Agreement, $156,782 of unreimbursed business expenses and unpaid rent on the Company’s offices to 783,912 shares of the Company’s Series C Convertible Preferred Stock.

On May 18, 2016, the Company and Troy G. Taggart, the Company’s President, entered into a Conversion Agreement, pursuant to which Mr. Taggart converted accrued salaries totaling $215,490 to 5,387,241 shares of the Company’s common stock and warrants to purchase 6,464,689 shares of the Company’s common stock at an exercise price of $0.04 per share.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

Note 3 – Related-Party Transactions (continued)

On May 18, 2016, the Company and Thomas R. Oxenreiter, the Company’s Chief Financial Officer, entered into a Conversion Agreement (the “Oxenreiter Conversion Agreement”), pursuant to which Mr. Oxenreiter converted accrued salaries totaling $226,458 to 5,661,460 shares of the Company’s common stock and warrants to purchase 6,793,753 shares of the Company’s common stock at an exercise price of $0.04 per share. Mr. Oxenreiter also converted, pursuant to the Oxenreiter Conversion Agreement, $5,000 of unreimbursed business expenses to 25,000 shares of the Company’s Series C Convertible Preferred Stock.

Note 4 – Notes Payable

Current notes payable consisted of the following:

	June 30, 2016	December 31, 2015
Secured Promissory Note, payable to an individual, bearing interest at 10% per annum, due July 31, 2016, net of discount. The note is convertible to common stock at 75% of the weighted average trading price, and is secured by substantially all the assets of the Company	$1,376,986	$1,075,833
Unsecured Promissory Note, payable to an individual, bearing interest at 10% per annum	—	67,817
Unsecured Convertible Promissory Notes, payable to individuals, bearing interest at 10% per annum, convertible to common stock at prices ranging from $0.20 to $0.25 per share	—	190,453
Notes payable under settlement agreements with former employees, payable monthly with terms of up to twelve months, with interest rates ranging from 0% to 20%	92,364	154,645
Current notes payable	$1,469,350	$1,488,748

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

Note 5 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
	—	—	—	—
Deferred:
Federal	(68,553)	(297,847)	(145,323)	(522,590)
State	(21,763)	(94,555)	(46,134)	(165,902)
	(90,316)	(392,402)	(191,457)	(688,492)
Total income taxes	(90,316)	(392,402)	(191,457)	(688,492)

Less: valuation allowance	90,316	392,402	191,457	688,492

Net income taxes	$—	$—	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5	6.5	6.5
Valuation allowance	(41.5)	(41.5)	(41.5)	(41.5)

Effective rate	0.0%	0.0%	0.0%	0.0%

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

Note 5 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	June 30, 2016	December 31, 2015
Start-up costs	$32,574	$37,491
Depreciation	(37,400)	(37,759)
Accrued expenses	207,219	687,212
Net operating loss carryforward	16,345,431	15,669,422

Deferred income taxes	16,547,824	15,356,366

Less: valuation allowance	(16,547,824)	(15,356,366)

Net deferred income taxes	$—	$—

At June 30, 2016, the Company had federal and state net operating loss carryforwards of approximately $38,020,000. The federal and state net operating loss carryforwards will expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

Note 6 – Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock are computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share reflects per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net income (loss)	$(221,654)	$(173,467)	$26,072	$(167,213)

Weighted average number of shares of common stock outstanding	157,615,632	137,806,264	150,475,853	134,988,604
Dilutive potential shares of common stock	157,615,632	137,806,264	150,475,853	134,988,604

Net income (loss) per share of common stock:
Basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

Note 6 – Net Loss Per Share of Common Stock (continued)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Series B Convertible Preferred Stock	—	—	1,766,830	1,766,830
Series C Convertible Preferred Stock	63,986,319	—	34,190,962	—
Options and warrants to purchase common stock	52,778,589	12,447,647	50,034,974	13,628,571
Secured Promissory Note	6,165,741	836,735	6,261,574	—
Senior Convertible Redeemable Notes	1,952,032	1,952,032	769,724	769,724

Total	15,236,414	15,236,414	16,165,125	16,165,125

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

Note 7 – Stock-Based Payments

During the six months ended June 30, 2016, stock appreciation rights on 3,896,000 shares of the Company’s common stock issued to eligible employees and consultants pursuant to the Company’s 2013 Equity Incentive Plan were forfeited.

During the six months ended June 30, 2016, the Company granted warrants to purchase 29,226,000 shares of the Company’s common stock to consultants and to lenders in connection with loans to the Company, and warrants to purchase 36,263,440 to the Company’s officers in connection with the conversion of debt owed to the officers to equity.

On May 10, 2016, the Company entered into a Conversion Agreement with an investor whereby the investor converted (i) an Unsecured Convertible Note Payable (the “Note Payable”) due from the Company in the amount of $54,278, and (ii) warrants to purchase 3,075,000 shares of the Company’s common stock in exchange for warrants to purchase 10,000,000 shares of the Company’s common stock at $0.01 per share for a term of five years (the “Warrant”). The Company recorded the Warrant on the Consolidated Balance Sheet as “Additional paid-in capital, warrant” at the carrying value of the Note Payable.

Note 8 – Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms. The Company accounts for such concessions in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 470-60, Troubled Debt Restructurings by Debtors, and ASC 405-20, Extinguishment of Liabilities, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan. Such gains are included as “Gains on extinguishment of debt” in “Other income and expenses” on the Company’s Consolidated Statement of Operations. In addition, the Company has accounts payable that have aged or are expected to age beyond the statute of limitations. The Company is amortizing those liabilities over the remaining term of the statute of limitations. Gains on extinguishment of debt amounted to $58,603 and $73,181 during the three months ended June 30, 2016 and 2015, respectively, and $492,583 and $1,190,446 during the six months ended June 30, 2016 and 2015, respectively.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2016

Note 9 – Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”). The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued. The Company measures fair value by the price of its common stock at its most recent sale. The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly. The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $54,732 at June 30, 2016, and $547,315 at December 31, 2015. Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements”. There were no such gains or losses during the three months ended June 30, 2016, a gain of $468,996 during the three months ended June 30, 2015, and gains of $492,583 and $1,190,446 during the six months ended June 30, 2016 and 2015, respectively.

ITEM 2:	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2015, filed with our Annual Report on Form 10-K on April 14, 2016, and our financial statements and notes thereto as of and for the three and six months ended June 30, 2016, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

At June 30, 2016, we had current assets of $386,996, and current liabilities of $2,776,887.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common and preferred stock and advances from our chief executive officer. At June 30, 2016, current liabilities exceeded current assets by $2,389,891, and total liabilities exceeded total assets by $2,294,006. Those factors raise doubts about our ability to continue as a going concern.

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

On April 2, 2015, we issued a Secured Promissory Note to David M. Truitt (as amended, the “Truitt Note”) in the principal amount of $1,000,000. The Truitt Note bears interest at 10% per annum. The Truitt Note is secured by liens on all of our assets, and is convertible into shares of our common stock at a discount to market value at the option of the holder. We also issued Mr. Truitt warrants to purchase 2,000,000 shares of our common stock in consideration for his purchasing the Truitt Note. Proceeds from the issuance of the Truitt Note were used to repay the Horberg Note and for working capital purposes. The initial due date of the Truitt Note was October 2, 2015.

On January 27, 2016, we entered into an Agreement and Amendment with Mr. Truitt pursuant to which Mr. Truitt loaned us an additional $250,000 and extended the due date of the Truitt Note to July 31, 2016. We issued Mr. Truitt warrants to purchase 25.0 million shares of our common stock in connection with the Agreement and Amendment.

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

On August 12, 2016, we entered into an Agreement and Amendment with Mr. Truitt pursuant to which Mr. Truitt extended the due date of the Truitt Note to January 31, 2017. We issued Mr. Truitt warrants to purchase 12.0 million shares of our common stock in connection with the Agreement and Amendment.

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

Results of Operations

We had sales of $258,800 and $440,000 during the three and six months, respectively, ended June 30, 2016. Cost of sales were $72,603 and $130,536 for the three and six months, respectively, ended June 30, 2016. Sales were $20,800 during each of the three and six months ended June 30, 2015. Cost of sales were $41,975 and $79,569 during the three and six months, respectively, ended June 30, 2015. Our sales have fluctuated throughout 2016 and 2015 as our ability to market and perform jobs was hampered by our financial condition. We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

Selling, general, and administrative (“SG&A”) expenses were $396,901 and $776,724 for the three and six months, respectively, ended June 30, 2016. SG&A expenses were $656,697 and $1,323,339 for the three and six months, respectively, ended June 30, 2015. The decreases in SG&A costs for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 were due to decreases in payroll cost and professional fees due to reductions in staffing necessitated by our financial position.

Other income and expense for the three and six months ended June 30, 2016 was a net expense of $10,950 and a net income of $493,332, respectively, which included interest expense of $63,553 and $132,772, respectively, gains on extinguishment of debt of $58,603 and $133,521, respectively, and gains related to registration payment arrangements of $0 and $492,583, respectively. Other income and expense for the three and six months ended June 30, 2015 was a net income of $504,405 and a net income of $1,214,895, respectively, which included interest expense of $37,772 and $121,914, respectively, gains on extinguishment of debt of $73,181 and $146,363, respectively, and gains related to registration payment arrangements of $468,996 and $1,190,446, respectively.

The increase in interest expense in 2016 was due to interest on the Truitt Note in 2016.

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

During the three months ended June 30, 2016, we had no gains or losses related to registration payment arrangements. During the six months ended June 30, 2016, we had gains of $492,583 related to registration payment arrangements due to a decrease in the value of our common stock. During the three and six months ended June 30, 2015, we had gains related to registration payment arrangements of $468,996 and $1,190,446, respectively, due to decreases in the value of our common stock and the estimated number of penalty shares to be issued. We expect that income or expense related to registration payment arrangements will fluctuate as the price of our common stock and the estimate of the number of Penalty Shares to be issued fluctuate.

We had no benefit from income taxes during the three and six months ended June 30, 2016 and 2015, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2016.

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At June 30, 2016, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At June 30, 2016, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 18, 2016, the Company issued 1,000,000 shares of its common stock to an investor at a price of $0.01 per share upon exercise of an outstanding warrant to purchase common stock. The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

On August 12, 2016, the Company issued to an investor warrants to purchase 2,000,000 shares of its common stock at a price of $0.25 per share, which are exercisable through August 12, 2026, and warrants to purchase 10,000,000 shares of its common stock at a price of $0.01 per share, which are exercisable through August 12, 2020. The issuance took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The investor is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

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

Entry into a Material Definitive Agreement; Unregistered Sales of Equity Securities

On August 12, 2016, the Company entered into an Agreement and Amendment with David M. Truitt, pursuant to which Mr. Truitt agreed to extend the due date on the Secured Promissory Note dated April 2, 2015, as amended, to January 31, 2017, and the Company issued Mr. Truitt warrants to purchase 12,000,000 shares of the Company’s common stock.

Amendments to Articles of Incorporation or Bylaws; Material Modification to Rights of Security Holders

On August 15, 2016, the Company amended its Articles of Incorporation to change the number of authorized shares of common stock to 750,000,000.

ITEM 6.	EXHIBITS

Exhibit	Description

3.1	Certificate of Amendment to Articles of Incorporation of Geospatial Corporation

10.1	Agreement and Amendment dated as of August 12, 2016 by and between Geospatial Corporation and David M. Truitt

31.1	Rule 13a-14(a) Certification of Mark A. Smith

31.2	Rule 13a-14(a) Certification of Thomas R. Oxenreiter

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Geospatial Corporation (Registrant)

Date: August 15, 2016	By:	/S/ MARK A. SMITH
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

	By:	/S/ THOMAS R. OXENREITER
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer