Form 10-Q
period 2016-09-30
Geospatial Corp
filed 2016-11-14
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:

SEPTEMBER 30, 2016 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-04066

GEOSPATIAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	87-0554463
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of $.001 par value common shares outstanding at November 10, 2016: 225,229,740.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOSPATIAL CORPORATION

Geospatial Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$114,810	$16,962
Accounts receivable	67,971	44,100
Prepaid expenses and other current assets	88,956	111,927

Total current assets	271,737	172,989

Property and equipment:
Field equipment	354,281	339,079
Field vehicles	43,285	43,285

Total property and equipment	397,566	382,364
Less: accumulated depreciation	(327,878)	(245,208)

Net property and equipment	69,688	137,156

Total assets	$341,425	$310,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$346,936	$533,578
Accrued expenses	810,608	2,028,220
Due to related parties	—	157,286
Current portion of capital lease liability to related party	3,555	3,479
Notes payable	1,495,475	1,488,748
Accrued registration payment arrangement	536,515	547,315

Total current liabilities	3,193,089	4,758,626

Non-current liabilities:
Capital lease liability to related party	603	3,278

Total non-current liabilities	603	3,278

Total liabilities	3,193,692	4,761,904

Stockholders’ deficit:
Preferred stock:
Undesignated, $0.001 par value; 10,000,000 and 20,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 and 0 shares authorized at September 30, 2016 and December 31, 2015, respectively; 4,543,654 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4,544	—
Common stock, $.001 par value; 750,000,000 and 350,000,000 shares authorized at September 30, 2016 and December 31, 2015; 188,867,740 and 143,336,073 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	188,868	143,336
Additional paid-in capital	38,357,940	36,031,156
Additional paid-in capital, warrants	54,278	—
Accumulated deficit	(41,457,897)	(40,626,251)

Total stockholders’ deficit	(2,852,267)	(4,451,759)

Total liabilities and stockholders’ deficit	$341,425	$310,145

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Sales	$132,371	$—	$572,371	$20,800
Cost of sales	54,838	33,545	185,374	113,114

Gross profit (loss)	77,533	(33,545)	386,997	(92,314)

Selling, general and administrative expenses	463,657	698,559	1,240,381	2,021,897

Net loss from operations	(386,124)	(732,104)	(853,384)	(2,114,211)

Other income (expense):
Interest expense	(47,334)	(41,794)	(180,106)	(163,709)
Gain on extinguishment of debt	58,603	73,181	192,124	219,544
Registration payment arrangements	(482,863)	—	9,720	1,190,446

Total other income (expense)	(471,594)	31,387	21,738	1,246,281

Net loss before income taxes	(857,718)	(700,717)	(831,646)	(867,930)

Provision for income taxes	—	—	—	—

Net loss	$(857,718)	$(700,717)	$(831,646)	$(867,930)

Basic and fully-diluted net loss per share of common stock	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2016

(Unaudited)

						Additional
					Additional	Paid-In
	Preferred Stock		Common Stock		Paid-In	Capital,	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2015	—	$—	143,336,073	$143,336	$36,031,156	$—	$(40,626,251)	$(4,451,759)

Sale of Series C Convertible Preferred Stock, net of issuance costs	2,750,000	2,750	—	—	540,623	—	—	543,373

Sale of common stock, net of issuance costs	—	—	1,375,000	1,375	98,625	—	—	100,000

Issuance of common stock in settlement of liabilities	—	—	33,048,667	33,049	1,168,127	—	—	1,201,176

Issuance of Series C Convertible Preferred Stock in settlement of liabilities	1,793,654	1,794	—	—	356,937	—	—	358,731

Exercise of warrants to purchase common stock, net of issuance costs	—	—	11,000,000	11,000	99,000	—	—	110,000

Conversion of liabilities to warrants to purchase common stock	—	—	—	—	—	54,278	—	54,278

Issuance of convertible securities with beneficial conversion features	—	—	—	—	62,500	—	—	62,500

Issuance of common stock for registration penalty	—	—	108,000	108	972	—	—	1,080

Net loss for the nine months ended September 30, 2016	—	—	—	—	—	—	(831,646)	(831,646)

Balance, September 30, 2016	4,543,654	$4,544	188,867,740	$188,868	$38,357,940	$54,278	$(41,457,897)	$(2,852,267)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(831,646)	$(867,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82,670	90,856
Amortization of deferred debt issue costs	—	53,114
Amortization of discount on notes payable	62,500	—
Gain on extinguishment of debt	(192,124)	(219,543)
Accrued registration payment arrangement	(9,720)	(1,190,446)
Accrued interest payable	95,586	104,207
Changes in operating assets and liablities:
Accounts receivable	(23,871)	32,800
Prepaid expenses and other current assets	22,971	(29,880)
Accounts payable	(10,832)	115,676
Accrued expenses	74,127	575,100
Due to related parties	(504)	41,262

Net cash used in operating activities	(730,843)	(1,294,784)

Cash flows from investing activities:
Purchase of property and equipment	(15,202)	—

Net cash used in investing activities	(15,202)	—

Cash flows from financing activities:
Proceeds from issuance of notes payable	250,000	1,780,000
Proceeds from issuance of notes payable to related parties	—	6,891
Principal payments on notes payable	(156,881)	(590,655)
Principal payments on capital lease liabilities	(2,599)	(2,525)
Debt issuance costs paid	—	(53,250)
Proceeds from sale of common stock, net of offering costs	100,000	159,802
Proceeds from sale of Series C Convertible Preferred Stock, net of offering costs	543,373	—
Proceeds from exercise of warrants to purchase common stock, net of offering costs	110,000	—

Net cash provided by financing activities	843,893	1,300,263

Net change in cash and cash equivalents	97,848	5,479

Cash and cash equivalents at beginning of period	16,962	17,723

Cash and cash equivalents at end of period	$114,810	$23,202

Supplemental disclosures:
Cash paid during period for interest	$22,020	$6,386
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of common stock in settlement of liabilities	1,201,176	1,569,029
Issuance of Series C Convertible Preferred Stock in settlement of liabilities	358,731	—
Issuance of warrants to purchase common stock in settlement of liabilities	54,278	—
Issuance of notes payable in settlement of liabilities	33,416	—
Issuance of common stock for registration penalty	1,080	—

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements included herein have been prepared by Geospatial Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and regulations issued pursuant to the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Consolidated Financial Statements do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2016 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2015. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Consolidated Financial Statements, are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other interim periods, or any future year or period.

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

Note 2 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2016	2015

Payroll and taxes	$639,660	$1,832,937
Accounting	53,762	50,737
Insurance	—	34,014
Contractors and subcontractors	10,227	20,227
Interest	1,967	7,800
Other	104,992	82,505

Accrued expenses	$810,608	$2,028,220

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

Note 3 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff. Mr. Smith has agreed to suspend collection of rent effective April 1, 2016. The lease is cancellable by either party upon 30 days’ notice. The Company incurred no lease expense during the three months ended September 30, 2016, and $19,500 of lease expense during the nine months ended September 30, 2016. The Company incurred lease expense of $19,500 and $58,500 during the three and nine months, respectively, ended September 30, 2015.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leases a field vehicle from Mr. Smith. The lease is for 60 months, and is for substantially the same terms for which Mr. Smith leases the vehicle from the manufacturer. Interest on the lease amounted to $34 and $59 for the three months ended September 30, 2016 and 2015, respectively, and $197 and $137 for the nine months ended September 30, 2016 and 2015, respectively. The lease is recorded as a capital lease. At September 30, 2016, gross assets recorded under the lease and associated accumulated depreciation were $16,870 and $13,074, respectively. Future minimum payments under the capital lease are as follows as of September 30, 2016:

Balance of 2016	$907
Year ending December 31, 2017	3,326
Thereafter	—
Total minimum payments	4,233
Less: minimum interest payments	(76)
Minimum principal payments	$4,157

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

September 30, 2016

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

Note 4 – Notes Payable

Current notes payable consisted of the following:

	September 30, 2016	December 31, 2015
Secured Promissory Note, payable to an individual, bearing interest at 10% per annum, due January 31, 2017, net of discount. The note is convertible to common stock at 75% of the weighted average trading price, and is secured by substantially all the assets of the Company	$1,419,236	$1,075,833
Unsecured Promissory Note, payable to an individual, bearing interest at 10% per annum	—	67,817
Unsecured Convertible Promissory Notes, payable to individuals, bearing interest at 10% per annum, convertible to common stock at prices ranging from $0.20 to $0.25 per share	—	190,453
Notes payable under settlement agreements with former employees, payable monthly with terms of up to twelve months, with interest rates ranging from 0% to 20%	76,239	154,645
Current notes payable	$1,495,475	$1,488,748

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

Note 5 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
	—	—	—	—
Deferred:
Federal	(116,029)	(220,406)	(261,352)	(742,996)
State	(36,834)	(69,970)	(82,969)	(235,872)
	(152,863)	(290,376)	(344,321)	(978,868)
Total income taxes	(152,863)	(290,376)	(344,321)	(978,868)

Less: valuation allowance	152,863	290,376	344,321	978,868

Net income taxes	$—	$—	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5	6.5	6.5
Valuation allowance	(41.5)	(41.5)	(41.5)	(41.5)

Effective rate	0.0%	0.0%	0.0%	0.0%

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

Note 5 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	September 30, 2016	December 31, 2015
Start-up costs	$30,116	$37,491
Depreciation	(37,132)	(37,759)
Accrued expenses	187,254	687,212
Net operating loss carryforward	16,520,449	15,669,422

Deferred income taxes	16,700,687	16,356,366

Less: valuation allowance	(16,700,687)	(16,356,366)

Net deferred income taxes	$—	$—

At September 30, 2016, the Company had federal and state net operating loss carryforwards of approximately $38,441,000. The federal and state net operating loss carryforwards will expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

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

The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net income (loss)	$(857,718)	$(700,717)	$(831,646)	$(867,930)

Weighted average number of shares of common stock outstanding	149,451,206	138,056,264	146,393,639	136,022,394
Dilutive potential shares of common stock	149,451,206	138,056,264	146,393,639	136,022,394

Net income (loss) per share of common stock:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

Note 6 – Net Loss Per Share of Common Stock (continued)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Series B Convertible Preferred Stock	—	—	—	1,325,123
Series C Convertible Preferred Stock	77,503,160	—	53,222,914	—
Options and warrants to purchase common stock	71,378,151	14,345,798	68,205,580	14,345,798
Warrants to purchase Series B Convertible Preferred Stock	—	67,646	—	67,646
Secured Promissory Note	1,698,231	6,732,841	15,097,294	4,310,455
Senior Convertible Redeemable Notes	—	—	—	1,464,024

Total	150,579,542	21,146,055	136,525,788	21,513,046

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

Note 7 – Stock-Based Payments

During the nine months ended September 30, 2016, stock appreciation rights (“SAR’s”) on 4,500,000 shares of the Company’s common stock were issued to eligible employees and consultants pursuant to the Company’s 2013 Equity Incentive Plan, and SAR’s on 3,896,000 shares of the Company’s common stock were forfeited.

During the nine months ended September 30, 2016, the Company granted warrants to purchase 41,226,000 shares of the Company’s common stock to consultants and to lenders in connection with loans to the Company, and warrants to purchase 36,263,440 to the Company’s officers in connection with the conversion of debt owed to the officers to equity.

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

Note 8 – Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms. The Company accounts for such concessions in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 470-60, Troubled Debt Restructurings by Debtors, and ASC 405-20, Extinguishment of Liabilities, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan. Such gains are included as “Gains on extinguishment of debt” in “Other income and expenses” on the Company’s Consolidated Statement of Operations. In addition, the Company has accounts payable that have aged or are expected to age beyond the statute of limitations. The Company is amortizing those liabilities over the remaining term of the statute of limitations. Gains on extinguishment of debt amounted to $58,603 and $73,181 during the three months ended September 30, 2016 and 2015, respectively, and $73,181 and $219,544 during the nine months ended September 30, 2016 and 2015, respectively.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

September 30, 2016

Note 9 – Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”). The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued. The Company measures fair value by the price of its common stock at its most recent sale. The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly. The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $536,515 at September 30, 2016, and $547,315 at December 31, 2015. Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements”. During the three months ended September 30, 2016, the Company had a loss of $482,863. There were no such gains or losses during the three months ended September 30, 2016. The Company had losses of $9,720 and $1,190,446 during the three and nine months, respectively, ended September 30, 2015.

Note 10 – Capital Stock

On March 16, 2016, the Company filed a Certificate of Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock (the “Certificate of Designations”) with the Nevada Secretary of State, designating 10,000,000 shares of the Company’s undesignated preferred stock, par value $0.001 per share, as Series C Preferred Stock (“Series C Stock”).

The Series C Stock shall be convertible at the option of the holder, at any time after an amendment to the Company’s Articles of Incorporation is filed and effective increasing the Company’s authorized shares of common stock to at least 680,000,000 shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) at a conversion ratio of one (1) share of Series C Preferred into twenty (20) shares of Common Stock, subject to adjustments for stock dividends, splits, combinations and similar events as described in the Certificate of Designations (the “Conversion Ratio”).

After the Filing Date, each share of Series C Convertible Preferred Stock will be automatically be converted into shares of Common Stock at the Conversion Ratio, upon the earlier of (i) the closing of a public or private offer and sale of Common Stock for the account of the Company in which the aggregate offering price (before deduction of underwriters’ discounts and commissions, if any) such price per share of Common Stock subject to certain adjustments described in the Certificate of Designations, or (ii) the written consent of the holders of not less than a majority of the then outstanding shares of Series C Preferred Stock to the conversion of all then outstanding Series C Preferred Stock.

On August 15, 2016, the Company amended its Articles of Incorporation to change the number of authorized shares of Common Stock to 750,000,000.

ITEM 2:	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2015, filed with our Annual Report on Form 10-K on April 14, 2016, and our financial statements and notes thereto as of and for the three and nine months ended September 30, 2016, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

At September 30, 2016, we had current assets of $271,737, and current liabilities of $3,193,089.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common and preferred stock, advances from our chief executive officer, and loans from external sources. At September 30, 2016, current liabilities exceeded current assets by $2,921,352, and total liabilities exceeded total assets by $2,852,267. Those factors raise doubts about our ability to continue as a going concern.

In 2014, we raised approximately $2.4 million through private sales of our common stock, and approximately $272,000 through the exercise of outstanding warrants to purchase Series B Convertible Preferred Stock (“Series B Stock”) and common stock. We also issued common stock for services valued at $82,500, and settled $500,000 of liabilities for shares of our common stock. In 2015, we raised approximately $476,000 through private sales of our common stock, and converted our outstanding Senior Secured Redeemable Note with a balance due of approximately $1.6 million to shares of our common stock.

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

During the first quarter of 2016, we entered into an Agreement and Amendment with Mr. Truitt pursuant to which Mr. Truitt loaned us an additional $250,000 and extended the due date of the Truitt Note to July 31, 2016. We issued Mr. Truitt warrants to purchase 25.0 million shares of our common stock in connection with the Agreement and Amendment. Also during the first quarter of 2016, we designated 10.0 million shares of preferred stock as Series C Convertible Preferred Stock (“Series C Stock”). Series C Stock is convertible to common stock at a conversion ratio of 20 shares of common stock for each share of Series C Stock, subject to adjustment for stock dividends, splits, and similar events. Series C Stock has a liquidation preference equal to its original issue price, and has voting rights equal to five times the number of shares of common stock into which the Series C Stock is convertible. On March 16, 2016, we sold 1,250,000 shares of Series C Stock to Mr. Truitt for consideration of $250,000.

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

During the third quarter of 2016, we sold 1,375,000 shares of common stock for an aggregate consideration of $100,000. We also received $110,000 for the exercise of warrants to purchase 1,100,000 shares of common stock, and converted liabilities of approximately $88,000 to approximately 2.8 million shares of common stock.

From October 1 through November 10, 2016, we received $362,000 for the exercise of warrants to purchase 36,200,000 shares of common stock. On November 9, 2016, we repaid $200,000 of principal of the Truitt Note.

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

Results of Operations

We had sales of $132,371 and $572,371 during the three and nine months, respectively, ended September 30, 2016. Cost of sales were $54,838 and $185,374 for the three and nine months, respectively, ended September 30, 2016. Sales were $0 and $20,800 during the three and nine months, respectively, ended September 30, 2015. Cost of sales were $33,545 and $113,114 during the three and nine months, respectively, ended September 30, 2015. Our sales have fluctuated throughout 2016 and 2015 as our ability to market and perform jobs was hampered by our financial condition. We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

Selling, general, and administrative (“SG&A”) expenses were $463,657 and $1,240,381 for the three and nine months, respectively, ended September 30, 2016. SG&A expenses were $698,559 and $2,021,897 for the three and nine months, respectively, ended September 30, 2015. The decreases in SG&A costs for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 were due to decreases in payroll cost and professional fees due to reductions in staffing and professional services necessitated by our financial position.

Other income and expense for the three and nine months ended September 30, 2016 was a net expense of $471,594 and a net income of $21,738, respectively, which included interest expense of $47,334 and $180,106, respectively, gains on extinguishment of debt of $58,603 and $192,124, respectively, and gains (losses) related to registration payment arrangements of $(482,863) and $9,720, respectively. Other income and expense for the three and nine months ended September 30, 2015 was a net income of $31,387 and a net income of $1,246,281, respectively, which included interest expense of $41,794 and $163,709, respectively, gains on extinguishment of debt of $73,181 and $219,544, respectively, and gains related to registration payment arrangements of $0 and $1,190,446, respectively.

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

During the three months ended September 30, 2016, we had a loss related to registration payment arrangements of $482,863 due to an increase in the value of our common stock. During the nine months ended September 30, 2016, we had a gain of $9,720 related to registration payment arrangements due to a net decrease in the value of our common stock during the nine-month period. We had no gains or losses related to registration payment arrangements during the three months ended September 30, 2015. During the nine months ended September 30, 2015, we had gains related to registration payment arrangements of $1,190,446 due to decreases in the value of our common stock and the estimated number of penalty shares to be issued. We expect that income or expense related to registration payment arrangements will fluctuate as the price of our common stock and the estimate of the number of Penalty Shares to be issued fluctuate.

We had no benefit from income taxes during the three and nine months ended September 30, 2016 and 2015, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2016.

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At September 30, 2016, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At September 30, 2016, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 12, 2016, the Company converted $88,378 of unpaid salary of an employee to 2,829,135 shares of the Company’s common stock. The issuance took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The investor is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

On August 16, 2016, the Company issued 10,000,000 shares of its common stock to an investor at a price of $0.01 per share upon exercise of an outstanding warrant to purchase common stock. The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

Between September 8, 2016 and October 3, 2016, the Company issued 270,000 shares of common stock to settle contractual obligations. The shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act. The recipients are accredited investors, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

On October 3, 2016, the Company issued 3,000,000 shares of its common stock to an investor at a price of $0.01 per share upon exercise of an outstanding warrant to purchase common stock. The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

On October 18, 2016, the Company issued 6,200,000 shares of its common stock to an investor at a price of $0.01 per share upon exercise of an outstanding warrant to purchase common stock. The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

On November 8, 2016, the Company issued 27,000,000 shares of its common stock to an investor at a price of $0.01 per share upon exercise of outstanding warrants to purchase common stock. The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

The recipients of the securities in each of these transactions described above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

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

Geospatial Corporation (Registrant)

Date: November 14, 2016	By:	/S/ MARK A. SMITH
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

	By:	/S/ THOMAS R. OXENREITER
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer

