Form 10-K
period 2016-12-31
Geospatial Corp
filed 2017-04-14
CIK 1011395

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2016

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

Yes ☐ No ☒

Aggregate market value of voting common stock held by non-affiliates of the registrant at June 30, 2016: $13,841,051. For purposes of this calculation, executive officers, directors, and persons holding in excess of 5% of the outstanding shares of common stock are considered affiliates.

Number of shares of common stock outstanding as of April 7, 2017: 249,325,260.

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

General Description of the Business

We provide proven cloud-based geospatial solutions to accurately locate and digitally map in three dimensions (“3D”) underground pipelines and other infrastructure. Our professional staff offers the expertise, ability and technologies required to design and execute innovative, challenging solutions that push the Company to the forefront of the cloud-based infrastructure mapping industry. Geospatial Corporation is steadfastly committed to our mission – “To provide our clients with an unparalleled 3D understanding of the world’s underground infrastructure”.

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

We have dedicated technical and financial resources to research and development to further enhance our existing products and to create new software products and data acquisition technologies. Our software is primarily developed internally. However, we also use independent firms or contractors to perform some of our product development activities.

We spent $11,280 and $108,264 on research and development during the years ended December 31, 2016 and 2015, respectively.

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

Financing

From January 1, 2015 through December 31, 2016, we raised approximately $1.6 million in cash through the private sale of our common stock and exercises of warrants to purchase common stock and Series C Convertible Preferred Stock (“Series C Stock”). In addition, during that period, we raised approximately $2.1 million in cash through the issuance of notes payable, converted approximately $3.2 million of our liabilities to common stock, warrants to purchase common stock, and Series C Stock, and issued common stock for services totaling $100,000. We intend to continue to sell our common stock and Series C Convertible Preferred Stock in private transactions to fund our general working capital needs.

Intellectual Property and Licenses

We maintain a program to legally protect our investment in technology through a combination of copyright, trademark and trade secret protections, confidentiality procedures and contractual provisions. The nature and extent of legal protection associated with each such intellectual property right depends on, among other things, the type of intellectual property right and the given jurisdiction in which such right arises. We believe our intellectual property rights are valuable and important to our business.

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

Customers

To date, we have successfully completed approximately 220 projects for a varied group of clients including contractors, municipalities, government agencies, utilities, telecoms, and engineering companies.

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

Personnel

We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. As of April 7, 2017, we had six employees, all of whom are full-time employees. We believe that our relations with these employees are good. None of our employees are represented by a labor union or otherwise represented under a collective bargaining agreement.

Environmental Compliance

As our services are applicable to a large number of pipeline industry segments, we will be working, in many cases, in and around environmentally-sensitive areas, and with pipeline materials that may require specific environmental training and strict environmental procedures and guidelines. Failure to comply with these federal, state, or local environmental regulations could result in substantial penalties or fines. We have not incurred any material costs of environmental regulations during 2016 or 2015.

The enactment of various federal, state, and local environmental regulations, and variations in federal, state, and local funding for environmental compliance and enforcement of these regulations may have an effect on the capital expenditures of our clients, and thus may affect our ability to generate revenue.

Description of Property

Our headquarters office is located in Sarver, Pennsylvania. This building, which we lease from Mark A. Smith, the Company’s Chairman/CEO, has approximately 3,200 square feet of office space and is used by our corporate and operations staff. This property is rented under a month-to-month lease at $6,500 per month. Mr. Smith agreed to suspend collection of rent effective April 1, 2016.

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

RISK FACTORS

Investors should carefully consider the following risk factors and all other information contained in this report. Our business and our securities involve a high degree of risk. The following summarizes material risks relating to our business and our common stock. If any of the following risks actually occur, they would likely harm our business, financial condition, and results of operations.

RISK FACTORS RELATED TO OUR BUSINESS

Our business is at an early stage of growth and we may not be able to develop the customer base necessary for success.

Our business is still at an early stage of growth. We are still in the early stages of hiring and training our sales force and work force, and identifying and building customer relationships for the services that we offer. We will have to carry out our business plan and generate significant revenues to achieve and sustain profitability in the future. Achieving and maintaining profitability is dependent upon certain factors which are outside of our control, including changes in business conditions, competition, and changes in applicable regulations. We may not be able to achieve our development goals in an efficient manner, or at all, which could have a material adverse effect on our business, financial condition or results of operations in the future.

Our independent auditor has expressed doubts about our ability to continue as a going concern.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common stock and preferred stock, issuance of notes payable, and advances from our chief executive officer. At December 31, 2016, our current liabilities exceeded our current assets by $2,705,750, and our total liabilities exceeded our total assets by $2,661,011. Those factors create uncertainty about our ability to continue as a going concern.

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

In addition, we may do business outside of the United States. The laws protecting intellectual property in some countries may not provide adequate protection to prevent our competitors from misappropriating our intellectual property.

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

Due to the Company’s financial condition, we have been unable to prepare and file our federal and some state tax returns for the 2009 tax year through the current tax year. Although we do not owe income taxes, we may be liable for franchise taxes, penalties, and interest. We intend to comply fully with our current and prior federal and state tax reporting obligations in 2017. We have accrued a liability for the taxes, penalties, and interest for which we are liable, which we estimate to be approximately $50,000, and for the cost to prepare and file the returns, which we estimate to be approximately $50,000.

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

Trading of our common stock is currently conducted on the OTCQB Venture Market. The liquidity of our common stock is limited by, among other things, the number of shares that can be bought and sold at a given price and the lack of coverage by security analysts and the media, and may also be adversely affected by delays in the timing of transactions. Currently, there are approximately 220 holders of record of our common stock. These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. In addition, without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

An additional number of the Company’s Shares of common stock are likely to become freely tradable which could cause our stock price to decease.

As of April 7, 2016, we had 249,325,260 shares of common stock outstanding. Approximately 63,630,092 of such shares are currently unrestricted and freely tradable on the OTCQB Venture Market where our common stock trades. In addition, 73,676,083 shares of our common stock have been registered for sale pursuant to our Registration Statement that was declared effective on July 10, 2015. Of our remaining outstanding shares, some or all of such shares may become eligible for resale in the future under Rule 144 under the Securities Act.

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

We are contractually obligated to issue additional shares of our common stock to certain investors because we did not timely register their shares of our common stock under the Securities Act. We estimate that we will need to issue approximately 5.1 million shares of common stock. The issuance of such shares may result in significant dilution in the value of our common stock. We have recorded a liability on our books for the estimated value of the shares that we will be required to issue. An increase in the estimated value of the shares, or an increase in the estimated number of shares to be issued, will negatively impact our results of operations.

We have an outstanding convertible note with a fluctuating conversion rate that is set at a discount to market prices of our common stock during the period immediately preceding conversion, which may result in material dilution to our stockholders.

On April 2, 2015, we issued a Secured Promissory Note to David M. Truitt (as amended, the “Truitt Note”) in the principal amount of $1,000,000. The Truitt Note was subsequently amended to include additional loans totaling $350,000, and repayments of $100,000. At December 31, 2016, the balance due on the Truitt Note was approximately $1.3 million. The Truitt Note is convertible into shares of our common stock at a price per share equal to 75% of the average closing bid prices of our common stock for the ten days preceding the conversion date. This could result in material dilution to existing stockholders of the Company. By way of illustration, the following table sets forth the dilutive impact of a conversion of the Truitt Note at maturity, assuming that the average closing bid price of our common stock for the ten days preceding the conversion is equal to $0.01, $0.04, $0.07, and $0.10:

Average Closing Bid	Conversion Price	Shares Issuable
$ 0.01	$ 0.0075	181,151,852
$ 0.04	$ 0.0300	45,287,963
$ 0.07	$ 0.0525	25,878,836
$ 0.10	$ 0.0750	18,115,185

Our obligations under the Truitt Note are secured by all of our assets, and we are in default thereunder. The holder can foreclose its security interest and liquidate our assets, which would cause us to cease operations.

Our obligations under the Truitt Note are secured by a lien on all of our assets. We failed to make payment as required on January 31, 2017, and are in default under the terms of the Truitt Note. Mr. Truitt can foreclose his security interest and liquidate all of our assets. This would cause us to cease operations.

The directors and officers of the Company may have certain personal interests that may affect the Company.

A small group of directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, more than 50% of the Company’s outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over and/or control the election of the Board of Directors and the outcome of issues requiring approval by the Company’s stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Our stock price has fluctuated significantly in the past and could continue to do so in the future. Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	the announcement of new services or service enhancements by us or our competitors;
●	developments concerning intellectual property rights and regulatory approvals;
●	variations in our and our competitors’ results of operations;
●	changes in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;
●	developments in the pipeline management services industry;
●	the results of product liability or intellectual property lawsuits;
●	future issuances of common stock or other securities;
●	the addition or departure of key personnel;
●	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
●	general market conditions and other factors, including factors unrelated to our operating performance.

Further, the stock market in general has experienced extreme price and volume fluctuations in the last few years. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Given these fluctuations, an investment in our stock could lose value. A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources, thereby causing an investment in our stock to lose additional value.

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

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, brand and reputation and results of operations.

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

Our headquarters office is located in Sarver, Pennsylvania. This building, which we lease from the Mark A. Smith, the Company’s Chairman/CEO, has approximately 3,200 square feet of office space and is used by our corporate and engineering/operations staff. Monthly rent under this lease is $6,500 per month, and is on a month-to-month basis. Mr. Smith has agreed to suspend collection of rent effective April 1, 2016. No rent will accrue during the suspension. We believe that our existing facilities are adequate to meet our business needs for the foreseeable future.

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

Quarter Ended	High	Low
March 31, 2015	$0.35	$0.17
June 30, 2015	$0.28	$0.14
September 30, 2015	$0.38	$0.13
December 31, 2015	$0.20	$0.04
March 31, 2016	$0.07	$0.03
June 30, 2016	$0.11	$0.04
September 30, 2016	$0.20	$0.06
December 31, 2016	$0.14	$0.04

Number of Shareholders

As of April 7, 2017, there were approximately 220 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	31,112,500	$0.21	2,937,500

Equity compensation plans not approved by security holders	—	—	—

Total	31,112,500	$0.21	2,937,500

Sales of Unregistered Securities

On November 29, 2016, the Company issued 100,000 shares of the Company’s common stock to a consultant in exchange for services. The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act. The consultant is an accredited investor, and the Company issued the shares of common stock without any general solicitation or advertisement, and with a restriction on resale.

Between December 21, 2016 and March 23, 2017, the Company issued 150,000 shares of the Company’s common stock to three investors to settle contractual obligations. The shares were issed pursuant to the exemption from the registration requirements of the Securities act provided by Section 4(2) of the Securities Act. The recipients are accredited investors, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

Between January 31, 2017 and March 23, 2017, the Company sold 5,000,000 shares of its common stock, and issued warrants purchase 500,000 shares of common stock at an exercise price of $0.065, to five investors at a price of $0.05 per share, for an aggregate sales price of $250,000. The sales took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement, and with a restriction on resale.

On February 9, 2017, the Company issued 17,981,520 shares of its common stock to a holder of its Series C Convertible Preferred Stock upon conversion of 899,076 shares of Series C Convertible Preferred Stock. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and/or Section 3(a)(9) of the Securities Act and/or Regulation D. The converting holder is an accredited investor, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

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

Overview

We provide cloud-based geospatial solutions to accurately locate and digitally map underground pipelines and other infrastructure in 3D. Our professional staff offers the expertise, ability, and technologies required to design and execute solutions that are delivered in a cloud-based GIS (geographic information system) platform.

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

Liquidity and Capital Resources

At December 31, 2016, we had current assets of $272,897, and current liabilities of $2,978,647.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common and preferred stock, advances from our chief executive officer, and issuances of notes payable. At December 31, 2016, current liabilities exceeded current assets by $2,705,750, and total liabilities exceeded total assets by $2,661,011. At December 31, 2016, we owed approximately $1.3 million under a Secured Promissory Note that is secured by substantially all our assets. On January 31, 2017, we failed to repay the Secured Promissory Note as required. Consequently, we are in default under the terms of the Secured Promissory Note. Those factors raise doubts about our ability to continue as a going concern.

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

On April 2, 2015, we issued a Secured Promissory Note to David M. Truitt (the “Truitt Note”) in the principal amount of $1.0 million. The Truitt Note was originally due on October 2, 2015, and bears interest at 10% per annum. The Truitt Note is secured by liens on all our assets, and is convertible into shares of our common stock at the option of the holder. We also issued Mr. Truitt warrants to purchase 2.0 million shares of our common stock in consideration for him purchasing the Truitt Note. Proceeds from the issuance of the Truitt Note were used to repay the Horberg Note and for working capital purposes.

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

During the second quarter of 2016, we sold 1.5 million shares of Series C Stock to Mr. Truitt for $300,000. Also during the second quarter of 2016, we converted notes payable totaling approximately $197,000 to shares of Series C Stock, and we converted a note payable of approximately $54,000 to warrants to purchase common stock. We also converted approximately $1.3 million of our officers’ accrued salaries to shares of common stock, and approximately $162,000 of other liabilities to our officers to shares of Series C Stock.

On August 12, 2016, we entered into an Agreement and Amendment with Mr. Truitt pursuant to which Mr. Truitt extended the due date of the Truitt Note to January 31, 2017. We issued Mr. Truitt warrants to purchase 12.0 million shares of our common stock in connection with the Agreement and Amendment. During the third quarter of 2016, we received $110,000 for the exercise of warrants to purchase 1.1 million shares of common stock, and converted liabilities of approximately $88,000 to approximately 2.8 million shares of common stock.

In the fourth quarter of 2016, we received $362,000 for the exercise of warrants to purchase 36.2 million shares of common stock. We also issued 1.0 million shares of common stock for services with a value of $100,000.

In the first quarter of 2017, we sold 5.0 million shares of common stock for $250,000.

Management is continuing efforts to secure funding sufficient for the Company’s operating and capital requirements through private sales of Series C Stock and common stock, and to negotiate settlements or extensions of existing liabilities. The proceeds of such sales of stock, if any, will be used to repay the Amended Truitt Note and to fund general working capital needs.

We changed the focus of our company to position us to generate revenue from data acquisition and data management. We expanded our service offerings to provide data acquisition services utilizing twelve different technologies. We developed new, cloud-based mapping software to be marketed under our existing name GeoUndergound that replaces our previous version of GeoUnderground. We currently utilize GeoUnderground to deliver data to customers. We intend to offer GeoUnderground as a subscription-based stand-alone product beginning in 2017. We believe that our changes to our operating focus will enable us to begin to generate significant revenue from operations.

We believe that our actions and planned actions will enable us to finance our operations beyond the next twelve months.

We do not believe that inflation and changing prices will have a material impact on our net sales and revenues, or on income from continuing operations.

Results of Operations for the Years Ended December 31, 2016 and 2015

Sales were $769,671 for the year ended December 31, 2016, compared to $89,700 for the year ended December 31, 2015. Cost of sales was $259,782 for the year ended December 31, 2016, compared to $155,633 for the year ended December 31, 2015. Our sales fluctuated throughout 2016 and 2015 as our ability to market and perform jobs was hampered by our financial condition. We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

SG&A expenses were $1,686,635 for the year ended December 31, 2016, compared to $2,431,156 for the year ended December 31, 2015. The decrease in SG&A costs for the year ended December 31, 2016 compared to the year ended December 31, 2015 was due to reductions in staffing and professional services necessitated by our financial condition.

Other income and expense for the year ended December 31, 2016 was a net expense of $14,728, which included interest expense of $272,908, gains on extinguishment of debt of $248,460, and income related to registration payment arrangements of $9,720. Other income and expense for the year ended December 31, 2015 was a net income of $1,700,811, which included interest expense of $456,174, gains on extinguishment of debt of $299,225, and income related to registration payment arrangements of $1,857,760. The decrease in interest expense in 2016 was due to amortization of the discount on the Truitt Note resulting from beneficial conversion features in 2015. The gains on extinguishment of debt resulted from settlement agreements on prior liabilities and reduction of prior accounts payable that have extended beyond the statute of limitations.

Gains and losses related to registration payment arrangements results from a series of Stock Subscription Agreements we entered into in 2009 and 2010 (the “Stock Subscription Agreements”). We were required to register the shares of common stock sold pursuant to the Stock Subscription Agreements under the Securities Act. Our failure to register the shares of common stock under the Securities Act resulted in our obligation to issue additional shares (“Penalty Shares”) to investors who purchased shares pursuant to the Stock Subscription Agreements. We recorded a liability on our books for the value of the estimated number of Penalty Shares to be issued. We incur losses on our registration payment arrangements when the estimated number of Penalty Shares to be issued increases, or when the value of our stock increases. We record gains on our registration payment arrangements when the estimated number of Penalty Shares to be issued decreases, or when the value of our stock decreases. We recorded gains related to registration payment arrangements of $9,720 and $1,857,760 during 2016 and 2015, respectively, which resulted from decreases in the estimated value of our stock due to a decrease in stock price. We expect that gains or losses related to registration payment arrangements will fluctuate as the price of our stock and the estimate of the number of Penalty Shares to be granted fluctuate.

We had no net benefit from income taxes, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2016.

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At December 31, 2016, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At December 31, 2016, we had no open contracts.

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

GEOSPATIAL CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Geospatial Corporation

We have audited the accompanying consolidated balance sheets of Geospatial Corporation (a Nevada corporation) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geospatial Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has incurred net losses since inception, operations and capital requirements since inception have been funded by sales of stock, short and long term loans and advances from its chief executive officer and current liabilities exceed current assets by $2,705,750. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goff Backa Alfera and Company, LLC

Pittsburgh, Pennsylvania

April 14, 2017

Geospatial Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$66,992	$16,962
Accounts receivable	65,800	44,100
Prepaid expenses and other current assets	140,105	111,927

Total current assets	272,897	172,989

Property and equipment:
Field equipment	357,070	339,079
Field vehicles	43,285	43,285

Total property and equipment	400,355	382,364
Less:accumulated depreciation	(355,616)	(245,208)

Net property and equipment	44,739	137,156

Total assets	$317,636	$310,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$274,319	$533,578
Accrued expenses	813,197	2,028,220
Due to related parties	—	157,286
Current portion of capital lease liability to related party	3,278	3,479
Notes payable	1,365,738	1,488,748
Accrued registration payment arrangement	522,115	547,315

Total current liabilities	2,978,647	4,758,626

Non-current liabilities:
Capital lease liability to related party	—	3,278

Total non-current liabilities	—	3,278

Total liabilities	2,978,647	4,761,904

Stockholders’ deficit:
Preferred stock:
Undesignated, $0.001 par value;10,000,000 and 20,000,000 shares authorized at December 31, 2016 and 2015, respectively; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2016 and 2015; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Series C Convertible Preferred Stock, $0.001 par value;10,000,000 and 0 shares authorized at December 31, 2016 and 2015, respectively; 4,543,654 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	4,544	—
Common stock, $.001 par value; 750,000,000 and 350,000,000 shares authorized at December 31, 2016 and 2015, respectively; 226,211,740 and 143,336,073 shares issued and outstanding at December 31, 2016 and 2015, respectively	226,212	143,336
Additional paid-in capital	38,905,332	36,031,156
Additional paid-in capital, warrants	20,626	—
Accumulated deficit	(41,817,725)	(40,626,251)

Total stockholders’ deficit	(2,661,011)	(4,451,759)

Total liabilities and stockholders’ deficit	$317,636	$310,145

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

Sales	$769,671	$89,700
Cost of sales	259,782	155,633

Gross profit (loss)	509,889	(65,933)

Selling, general and administrative expenses	1,686,635	2,431,156

Net loss from operations	(1,176,746)	(2,497,089)

Other income (expense):
Interest expense	(272,908)	(456,174)
Gain on extinguishment of debt	248,460	299,225
Registration payment arrangements	9,720	1,857,760

Total other income (expense)	(14,728)	1,700,811

Net loss before income taxes	(1,191,474)	(796,278)

Provision for income taxes	—	—

Net loss	$(1,191,474)	$(796,278)

Basic and fully-diluted net loss per share of common stock	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2016 and 2015

						Additional
					Additional	Paid-In
	Preferred Stock		Common Stock		Paid-In	Capital,	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2014	530,049	$530	126,235,177	$126,235	$33,596,411	$—	$(39,829,973)	$(6,106,797)

Sale of common stock, net of issuance costs	—	—	3,992,500	3,993	471,710	—	—	475,703

Conversion of Series B Convertible Preferred Stock to common stock	(530,049)	(530)	5,300,500	5,300	(4,770)	—	—	—

Issuance of common stock in settlement of liabilities	—	—	6,607,896	6,608	1,599,005	—	—	1,605,613

Issuance of comon stock for registration penalty	—	—	1,200,000	1,200	118,800	—	—	120,000

Issuance of convertible securities with beneficial conversion features	—	—	—	—	250,000	—	—	250,000

Net loss for the year ended December 31, 2015	—	—	—	—	—	—	(796,278)	(796,278)

Balance, December 31, 2015	—	—	143,336,073	143,336	36,031,156	—	(40,626,251)	(4,451,759)

Sale of Series C Convertible Preferred Stock, net of issuance costs	2,750,000	2,750	—	—	540,623	—	—	543,373

Sale of common stock, net of issuance costs	—	—	1,375,000	1,375	98,625	—	—	100,000

Issuance of common stock in settlement of liabilities	—	—	33,048,667	33,049	1,168,127	—	—	1,201,176

Issuance of Series C Convertible Preferred Stock in settlement of liabilities	1,793,654	1,794	—	—	356,937	—	—	358,731

Exercise of warrants to purchase common stock, net of issuance costs	—	—	47,200,000	47,200	458,452	(33,652)	—	472,000

Conversion of liabilities to warrants to purchase common stock	—	—	—	—	—	54,278	—	54,278

Issuance of convertible securities with beneficial conversion features	—	—	—	—	137,184	—	—	137,184

Issuance of common stock for registration penalty	—	—	252,000	252	15,228	—	—	15,480

Issuance of common stock for services	—	—	1,000,000	1,000	99,000	—	—	100,000

Net loss for the year ended December 31, 2016	—	—	—	—	—	—	(1,191,474)	(1,191,474)

Balance, December 31, 2016	4,543,654	$4,544	226,211,740	$226,212	$38,905,332	$20,626	$(41,817,725)	$(2,661,011)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,191,474)	$(796,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	110,408	118,344
Amortization of deferred debt issue costs	—	53,250
Amortization of discount on notes payable	121,368	250,000
Gain on extinguishment of debt	(248,460)	(299,225)
Accrued registration payment arrangement	(9,720)	(1,857,760)
Accrued interest payable	125,376	142,616
Issuance of common stock for services	100,000	—
Liabilities settled by issuance of notes payable	4,000	—
Changes in operating assets and liablities:
Accounts receivable	(21,700)	(11,300)
Prepaid expenses and other current assets	(28,178)	68,762
Accounts payable	(27,114)	263,988
Accrued expenses	76,534	489,884
Due to related parties	(504)	19,376

Net cash used in operating activities	(989,464)	(1,558,343)

Cash flows from investing activities:
Purchase of property and equipment	(17,991)	—

Net cash used in investing activities	(17,991)	—

Cash flows from financing activities:
Proceeds from issuance of notes payable	350,000	1,780,000
Proceeds from issuance of notes payable to related parties	—	18,891
Principal payments on notes payable	(404,409)	(641,491)
Principal payments on notes from related parties	—	(18,892)
Principal payments on capital lease liabilities	(3,479)	(3,379)
Debt issuance costs paid	—	(53,250)
Proceeds from sale of common stock, net of offering costs	100,000	475,703
Proceeds from sale of Series C Convertible Preferred Stock, net of offering costs	543,373	—
Proceeds from exercise of warrants to purchase common stock, net of offering costs	472,000	—

Net cash provided by financing activities	1,057,485	1,557,582

Net change in cash and cash equivalents	50,030	(761)

Cash and cash equivalents at beginning of period	16,962	17,723

Cash and cash equivalents at end of period	$66,992	$16,962

Supplemental disclosures:
Cash paid during period for interest	$26,164	$10,307
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of common stock in settlement of liabilities	1,201,176	1,605,614
Issuance of Series C Convertible Preferred Stock in settlement of liabilities	358,731	—
Issuance of warrants to purchase common stock in settlement of liabilities	54,278	—
Issuance of common stock for services	100,000	—
Issuance of notes payable in settlement of liabilities	37,416	—
Issuance of common stock for registration penalty	15,480	120,000
Issuance of convertible securities with beneficial conversion features	137,184	250,000

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 1 – Summary of Significant Accounting Policies

This summary of significant accounting policies of Geospatial Corporation, a Nevada corporation, and subsidiaries (the “Company”) is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for the integrity and objectivity of the financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include:

●	Estimated useful lives of property and equipment;
●	Estimated costs to complete fixed-price contracts;
●	Realization of deferred income tax assets;
●	Estimated number and value of shares to be issued pursuant to registration payment arrangements;

These estimates are discussed further throughout these Notes to Financial Statements.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 1 – Summary of Significant Accounting Policies (continued)

Going Concern

Since its inception, the Company has incurred net losses. In addition, the Company’s operations and capital requirements have been funded since its inception by sales of its common and preferred stock, issuances of notes payable, and advances from its chief executive officer. At December 31, 2016, the Company’s current liabilities exceeded its current assets by $2,705,750, and total liabilities exceeded total assets by $2,661,011. At December 31, 2016, we owed approximately $1.3 million under a Secured Promissory Note that is secured by substantially all our assets. On January 31, 2017, we failed to repay the Secured Promissory Note as required. Consequently, we are in default under the terms of the Secured Promissory Note. Those factors create an uncertainty about the Company’s ability to continue as a going concern. The Company’s management has implemented plans to secure financing sufficient for the Company’s operating and capital requirements, and to negotiate settlements or extensions of existing liabilities. There can be no assurance that such efforts will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Accounting Method

The Company’s financial statements are prepared on the accrual method of accounting.

Cash and Cash Equivalents

The Company considers all highly liquid debt investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are presented in the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had no allowance for doubtful accounts at December 31, 2016 and 2015.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 1 – Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, and accelerated methods for tax purposes, based on estimated useful lives ranging from three to ten years. Depreciation expense was $110,408 and $118,344 for the years ended December 31, 2016 and 2015, respectively.

Expenditures for major renewals and betterments that materially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

The Company leases equipment under leases with terms of three years. Each lease is analyzed using the criteria in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases, to determine whether the lease is a capital or operating lease. Capital leases are recorded at the inception of the lease as property and equipment, and a capital lease liability of the same amount, at the lesser of the fair value of the leased asset or the present value of the minimum lease payments. Assets recorded under capital lease agreements are depreciated over their estimated useful lives. Depreciation of assets recorded under capital leases is included with depreciation expense related to owned assets. At December 31, 2016, assets under capital leases and the related accumulated depreciation amounted to $16,870 and $13,918, respectively. At December 31, 2015, assets under capital leases and the related accumulated depreciation amounted to $16,870 and $10,544, respectively.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 1 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company records revenue when all of the following criteria are met:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services have been rendered;
●	The price to the buyer is fixed or determinable; and
●	Collectability is reasonably assured.

Substantially all of the Company’s services are rendered under fixed-price contracts in which the Company’s clients are billed at defined milestones for an agreed amount negotiated in advance for a specified scope of work. Revenues for fixed-price contracts are recognized under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are performed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project.

Advance customer payments are recorded as deferred revenue until such time as the related services are rendered or performed.

Revenues are recorded net of sales taxes collected.

Deferred Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the related debt. The deferred debt issuance costs were fully amortized at December 31, 2016 and 2015.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 1 – Summary of Significant Accounting Policies (continued)

Convertible Securities with Beneficial Conversion Features

During 2015, the Company issued a Secured Promissory Note of $1,000,000. The Company took additional loans of $350,000 against the Secured Promissory Note in 2016. The Secured Promissory Note is convertible at the lender’s option to the Company’s common stock at a price per share of 75% of the average bid price of the Company’s common stock for the ten trading days preceding the conversion. The Company recorded the Secured Promissory Note in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company determined that the discount to market price on the conversion feature was a beneficial conversion feature, and that the intrinsic value of the conversion feature of loans taken and interest accrued during the years ended December 31, 2016 and 2015 was $137,184 and $250,000, respectively. These amounts were recognized as additional paid-in capital and as a discount on the Secured Promissory Note. Amortization of the discount on the Secured Promissory Note totaled $121,368 and $250,000 during the years ended December 31, 2016 and 2015, respectively. The option to settle the Secured Promissory Note in shares of the Company's common stock is considered to be a derivative instrument. No additional liability has been recorded for the derivative instrument. A potentially infinite number of shares could be required to settle the Secured Promissory Note.

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

The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities and various state authorities for the years 2009 through 2015. Due to financial constraints, the Company has not filed its federal and state tax returns for 2009 through 2016.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms. The Company accounts for such concessions in accordance with FASB ASC 470-60, Troubled Debt Restructurings by Debtors, and FASB ASC 405-20, Extinguishment of Liabilities, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan. Such gains are included as “Gains on extinguishment of debt” in “other income and expenses” on the Company’s Consolidated Statement of Operations. In addition, the Company has accounts payable that has aged or is expected to age beyond the statute of limitations. The Company is amortizing those liabilities over the remaining term of the statute of limitations. Such amortization amounted to $248,460 and $292,724 during the years ended December 31, 2016 and 2015, respectively.

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

Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”). The Company records such obligations in accordance with FASB ASC 825-20, Registration Payment Arrangements. The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued. The Company measures fair value by the price of its common stock at its most recent sale. The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly. The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $522,115 and $547,315 at December 31, 2016 and 2015, respectively. Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements” which amounted to gains of $9,720 and $1,857,760 during the years ended December 31, 2016 and 2015, respectively.

Segment Reporting

The Company operates as one segment. Accordingly, no segment reporting is presented.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Recent Accounting Pronouncements (continued)

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

In June 2014, FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718), an update regarding accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated standard clarifies that such awards should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The Company adopted the standard on January 1, 2016. Implementation of ASU 2014-12 did not have a material impact on the Company’s consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 1 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which provides authoritative guidance regarding management’s evaluation of conditions or events that raise substantial doubts about an entity’s ability to continue as a going concern, management’s plans to mitigate the effect of the conditions or events that raise such doubts, and disclosure requirements for entities in which there exists a substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company on January 1, 2017. Early application is permitted. The Company does not expect that the implementation of ASU 2014-15 will have a material effect on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented as a direct deduction from the associated debt liability on the balance sheet. ASU 2015-03 will be effective for the Company in fiscal 2017 and interim reporting periods within that year, using the retrospective method. The Company does not expect that the implementation of ASU 2015-03 will have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 will be effective for the Company on January 1, 2018. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect of the adoption of this guidance on the Company’s consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 1 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842. ASU 2016-02 substantially retains the classification for leasing transactions as finance or operating leases. The new guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense. ASU 2016-02 will be effective for the Company on January 1, 2019. The Company is currently evaluating the effect of the adoption of this guidance on the Company’s consolidated financial statements.

Note 2 – Capital Stock

The Company has authorized 750,000,000 shares of common stock with a par value of $0.001 per share. Each outstanding share of common stock entitles the holder to one vote on all matters. Stockholders do not have preemptive rights to purchase shares in any future issuance of common stock. Upon the Company’s liquidation, common stockholders are entitled to a pro-rata share of assets, if any, after payment of creditors and preferred stockholders.

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

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 2 – Capital Stock (continued)

On March 16, 2016, the Company filed a Certificate of Designation to designate 10,000,000 shares of Series C Convertible Preferred Stock (“Series C Stock”) for issuance by the Company. Each share of Series C Stock is convertible to twenty shares of common stock at the option of the holder, or automatically upon the occurrence of certain events. The holders of Series C Stock have voting rights equal to five times the number of whole shares of common stock into which such shares of common stock the holders of Series C Stock would hold if those shares were converted to common stock. The holders of Series C Stock have the same dividend participation rights as common stockholders in proportion to the number of shares of common stock the holders of Series C Stock would have if those shares were converted to common stock. The holders of Series C Stock are entitled to a liquidation preference of 100% of the original issue price, after payment of which they participate in liquidation with the holders of common stock.

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

The Company entered into a series of Subscription and Purchase Agreements with certain investors dated March 10, 2010 (the “March 2010 Subscription Agreement”) in connection with the sale of 8,589,771 shares of the Company’s common stock (the “March 2010 shares”). Pursuant to the March 2010 Subscription Agreement, the Company agreed to register the March 2010 shares under the Securities Act by September 1, 2010. The Company failed to register the March 2010 shares by September 1, 2010, and consequently each investor that invested pursuant to the March 2010 Subscription Agreement is entitled to receive an additional allocation of 2% of its portion of the March 2010 Shares for each 30-day period that elapses after September 1, 2010, subject to certain restrictions.

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

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 2 – Capital Stock (continued)

The Company has recorded a liability for its obligation to issue shares for failure to register shares pursuant to the October 2009 Subscription Agreement, the March 2010 Subscription Agreement, and the April 2010 Subscription Agreement (collectively, the “Subscription Agreements”). There is no limitation to the maximum potential consideration to be paid for failure to register shares pursuant to the Subscription Agreements. The Company registered the shares as required by the Subscription Agreements during 2015. The liability for accrued registration payment arrangements was $522,115 and $547,315 at December 31, 2016 and 2015, respectively. At December 31, 2016, the Company anticipates that it will need to issue approximately 5.2 million shares to satisfy its liability for accrued registration payment arrangements.

Note 3 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2016	2015

Payroll and taxes	$632,678	$1,832,937
Accounting	62,792	50,737
Insurance	—	34,014
Contractors and subcontractors	10,227	20,227
Interest	2,150	7,800
Other	105,350	82,505

Accrued expenses	$813,197	$2,028,220

Note 4 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s chairman and chief executive officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff. The lease is cancellable by either party upon 30 days’ notice. Mr. Smith has agreed to suspend collection of rent effective April 1, 2016. No rent will accrue during the suspension. The Company incurred lease expense of $19,500 and $78,000 during the years ended December 31, 2016 and 2015, respectively.

During 2014, Mr. Smith advanced the Company $29,000. Interest on the note at 8% amounted to $47 for the year ended December 31, 2015. No interest expense was incurred during 2016. The note was repaid during 2015.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 4 – Related-Party Transactions (continued)

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leases a field vehicle from Mr. Smith. The lease is for 60 months, and is for substantially the same terms for which Mr. Smith leases the vehicle from the manufacturer. Interest on the lease amounted to $150 and $249 for the years ended December 31, 2016 and 2015, respectively. The lease is recorded as a capital lease. At December 31, 2016, gross assets recorded under the lease and associated accumulated depreciation were $16,870 and $13,918, respectively. Future minimum payments under the capital lease were $3,326 at December 31, 2016, which included $48 of minimum interest payments.

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

On May 18, 2016, the Company and Mr. Oxenreiter entered into a Conversion Agreement (the “Oxenreiter Conversion Agreement”), pursuant to which Mr. Oxenreiter converted accrued salaries totaling $226,458 to 5,661,460 shares of the Company’s common stock and warrants to purchase 6,793,753 shares of the Company’s common stock at an exercise price of $0.04 per share. Mr. Oxenreiter also converted, pursuant to the Oxenreiter Conversion Agreement, $5,000 of unreimbursed business expenses to 25,000 shares of the Company’s Series C Convertible Preferred Stock.

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

No Senior Notes were outstanding at December 31, 2016 and 2015.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 6 – Notes Payable

Current notes payable consisted of the following:

	December 31, 2016	December 31, 2015
Secured Promissory Note, payable to an individual, bearing interest at 10% per annum, due January 31, 2017, net of discount. The note is convertible to common stock at 75% of the weighted average trading price, and is secured by substantially all the assets of the Company	$1,332,920	$1,075,833
Unsecured Promissory Note, payable to an individual, bearing interest at 10% per annum	—	67,817
Unsecured Convertible Promissory Notes, payable to individuals, bearing interest at 10% per annum, convertible to common stock at prices ranging from $0.20 to $0.25 per share	—	190,453

Notes payable under settlement agreements with former employees, payable monthly with terms of up to 39 months, with interest rates ranging from 0% to 20%	32,818	154,645
Current notes payable	$1,365,738	$1,488,748

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 6 – Notes Payable (continued)

Long-term notes payable consisted of the following:

	December 31, 2016	December 31, 2015
Notes payable under settlement agreements with former employees, payable monthly with terms of up to 39 months, with interest rates ranging from 0% to 20%	$32,818	$154,645
Total long-term notes payable	32,818	154,645

Less: current portion	(32,818)	(154,645)
Long-term notes payable, less current portion	$—	$—

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Concentrations

The Company derives a significant portion of its revenues from a few customers. Revenues from significant customers as a percentage of total revenues were as follows for the years ended December 31:

	2016	2015
Customer A	33.9%	—
Customer B	27.4%	54.7%
Customer C	12.3%	—
Customer D	—	23.2%
Customer E	—	22.1%

43

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 8 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below for the years ended December 31:

	2016	2015

Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	(375,457)	(755,350)
State	(119,193)	(239,794)
	(494,650)	(995,144)
Total income taxes	(494,650)	(995,144)

Less: valuation allowance	494,650	995,144

Net income taxes	$—	$—

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

	December 31, 2016	December 31, 2015
Start-up costs	$27,658	$37,491
Depreciation	(37,079)	(37,759)
Accrued expenses	182,629	687,212
Net operating loss carryforward	16,677,809	15,669,422

Deferred income taxes	16,851,017	16,356,366

Less: valuation allowance	(16,851,017)	(16,356,366)

Net deferred income taxes	$—	$—

At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $38,820,000. The federal and state net operating loss carryforwards will expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

The following reconciles amounts reported in the financial statements for the years ended December 31:

	2016	2015

Net loss	$(1,191,474)	$(796,278)

Weighted average number of shares of common stock outstanding	173,757,165	137,222,159
Dilutive potential shares of common stock	173,757,165	137,222,159

Net loss per share of common stock:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive for the years ended December 31:

	2016	2015
Series C Convertible Preferred Stock	62,686,890	—
Options and warrants to purchase common stock	37,983,841	3,494,749
Secured Convertible Promissory Note	15,637,520	44,041,770
Unsecured Convertible Promissory Notes	—	25,050

Total	116,308,251	47,561,569

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 10 – Stock-Based Payments

In 2007, the Company adopted the 2007 Stock Option Plan (the “2007 Plan”), pursuant to which the Compensation Committee of the Board of Directors (the “Committee”) may award grants of options to purchase up to 15,000,000 shares of the Company’s common stock to eligible employees, directors, and consultants, subject to exercise prices and vesting requirements determined by the Committee. On September 23, 2013, the Company reduced the number of shares of the Company’s common stock that may be subject to awards under the 2007 Plan to 9,050,000. The Board of Directors has reserved 9,050,000 shares of the Company’s common stock for issuance under the 2007 Plan. The Company did not grant any options to purchase shares of the Company’s common stock pursuant to the 2007 Plan during the years ended December 31, 2016 and 2015.

On September 23, 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which up to 25,000,000 shares of the Company’s common stock shall be available for grants of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, or performance compensation awards to eligible employees, consultants, and directors, provided that no more than 15,000,000 shares of common stock may be granted as incentive stock options. The Board of Directors has reserved 25,000,000 shares of the Company’s common stock for issuance under the 2013 Plan. The Company granted stock appreciation rights on 2,362,500 and 4,500,000 shares of the Company’s common stock to eligible employees and consultants pursuant to the 2013 Plan during the years ended December 31, 2016 and 2015, respectively.

Using the Black-Scholes option pricing model, management has determined that the stock appreciation rights granted in 2016 and 2015 had no value. Accordingly, no compensation cost or other expense was recorded for the stock appreciation rights. The current value of a share of the Company’s common stock used in the Black-Scholes option pricing model was determined by an independent valuation. The value per share as determined by the valuation was $0.0098 and $0.0074 per share as of December 31, 2016 and 2015, respectively.

The assumptions used and the weighted average calculated value of the stock options are as follows at December 31:

	2016	2015
Risk-free interest rate	1.93%	1.73%
Expected dividend yield	None	None
Expected life of options	5 year	5 years
Expected volatility rate	50%	50%
Weighted average fair value of options granted	$0.00	$0.00

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Note 10 – Stock-Based Payments (continued)

The following is an analysis of the options to purchase the Company’s common stock:

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Total	Exercise	Fair	Term
	Options	Price	Value	(In Years)

Total options outstanding at January 1, 2015	25,046,000	$0.23
Granted	2,362,500	0.18
Exercised	—	—
Lapsed and forfeited	—	—
Total options outstanding at December 31, 2015	27,408,500	$0.23	$—	6.0
Options vested and expected to vest at December 31, 2015	24,484,602	$0.24	$—	5.7
Options exercisable at December 31, 2015	24,484,602	$0.24	$—	5.7
Total options outstanding at January 1, 2016	27,408,500	$0.24
Granted	4,500,000	0.05
Exercised	—	—
Lapsed and forfeited	(796,000)	0.16
Total options outstanding at December 31, 2016	31,112,500	$0.21	$—	5.6
Options vested and expected to vest at December 31, 2016	27,400,520	$0.21	$—	7.7
Options exercisable at December 31, 2016	27,400,520	$0.21	$—	7.7

Geospatial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 10 – Stock-Based Payments (continued)

The following is an analysis of nonvested options:

	Nonvested Options	Weighted Average Fair Value

Nonvested options at January 1, 2015	6,529,334	$—
Granted	2,362,500	—
Vested	(5,967,936)	—
Forfeited	—	—

Nonvested options at December 31, 2015	2,923,898	—
Granted	4,500,000	—
Vested	(3,347,917)	—
Forfeited	(364,001)	—

Nonvested options at December 31, 2016	3,711,980	$—

Geospatial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 10 – Stock-Based Payments (continued)

The Company granted warrants to purchase 87,589,440 and 5,458,641 shares of common stock to investors and contractors during the years ended December 31, 2016 and 2015, respectively, at prices ranging from $0.01 to $0.25 per share. The warrants were granted for periods ranging from five to ten years.

Using the Black-Scholes option pricing model, management has determined that the warrants to purchase the Company’s common stock granted to non-employees in 2016 and 2015 have no value. Accordingly, no expense was recorded upon the grants of the warrants to purchase the Company’s common stock. The current value of a share of the Company’s common stock used in the Black-Scholes option pricing model was determined by an independent appraisal.

The assumptions used and the weighted average calculated value of the stock purchase rights are as follows for the year ended December 31:

	2016	2015
Risk-free interest rate	1.93%	1.73%
Expected dividend yield	None	None
Expected life of warrants	5 year	5 years
Expected volatility rate	50%	50%
Weighted average fair value of warrants granted	$0.00	$0.00

Geospatial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 10 – Stock-Based Payments (continued)

The following is an analysis of the warrants to purchase the Company’s common stock.

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Total	Exercise	Fair	Term
	Options	Price	Value	(In Years)

Total warrants outstanding at January 1, 2015	10,627,007	$0.42
Granted	5,458,641	0.13
Exercised	—	—
Lapsed and forfeited	(3,225,000)	0.48
Total warrants outstanding at December 31, 2015	12,860,648	$0.29	$—	4.7
Warrants vested and expected to vest at December 31, 2015	12,860,648	$0.29	$—	4.7
Warrants exercisable at December 31, 2015	12,860,648	$0.29	$—	4.7
Total warrants outstanding at January 1, 2016	12,860,648	$0.29
Granted	87,589,440	0.03
Exercised	(47,200,000)	0.01
Lapsed and forfeited	(3,075,000)	0.10
Total warrants outstanding at December 31, 2016	50,175,088	$0.10	$—	4.5
Warrants vested and expected to vest at December 31, 2016	50,175,088	$0.10	$—	4.5
Warrants exercisable at December 31, 2016	50,175,088	$0.10	$—	4.5

Geospatial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 10 – Stock-Based Payments (continued)

On August 20, 2013, the Company granted warrants to purchase 451,738 shares of its Series B Stock at $2.50 per share to certain investors in connection with the sale of Series B Stock. The warrants were vested upon issuance, and expire on August 20, 2018.

The following is an analysis of the warrants to purchase the Company’s Series B Stock.

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Total	Exercise	Fair	Term
	Options	Price	Value	(In Years)

Total warrants outstanding at January 1, 2015	344,992	$2.50
Granted	—	—
Exercised	—	2.50
Lapsed and forfeited	—	—
Total warrants outstanding at December 31, 2015	344,992	$2.50	$—	2.6
Warrants vested and expected to vest at December 31, 2015	344,992	$2.50	$—	2.6
Warrants exercisable at December 31, 2015	344,992	$2.50	$—	2.6
Total warrants outstanding at January 1, 2016	344,992	$2.50
Granted	—	—
Exercised	—	—
Lapsed and forfeited	—	—
Total warrants outstanding at December 31, 2016	344,992	$2.50	$—	1.6
Warrants vested and expected to vest at December 31, 2016	344,992	$2.50	$—	1.6
Warrants exercisable at December 31, 2016	344,992	$2.50	$—	1.6

Geospatial Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 10 – Stock-Based Payments (continued)

During 2016, the Company issued 1,000,000 shares of the Company’s common stock as payment for services. The Company recorded expense of $100,000, the fair value of the services received.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

Evaluation of Controls and Procedures

As of December 31, 2016, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the Commission’s rules and forms. This includes controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective at December 31, 2016.

We did not become aware of any material weaknesses in our internal control over financial reporting. However, during our evaluation, we became aware of significant deficiencies in our internal control. These matters were: 1) filing system and retention of records; 2) lack of segregation of duties for accounting transactions; and 3) non-timely filing of corporate income taxes.

Management believes that these matters are due to the small size of the Company’s administrative and accounting staff. Management is taking action in 2017 to improve these matters by 1) increasing the size of the Company’s accounting staff; and 2) increasing the size of the Company’s administrative staff.

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

Name	Age	Position(s)
Mark A. Smith	62	Chairman of the Board of Directors and Chief Executive Officer
Troy G. Taggart	51	President
Thomas R. Oxenreiter	51	Chief Financial Officer, Secretary, and Director

Mark A. Smith has served as our Chairman of the Board and Chief Executive Officer since 2008. Prior to that, Mr. Smith was a founder of, and served as President and Chief Executive Officer from 1998 to 2005 and Chairman through 2006 of Underground Solutions, Inc. (“Underground Solutions”), an infrastructure technology company that developed pipeline technologies. Prior to serving with Underground Solutions, Mr. Smith was involved as a principal or investor in several construction, real estate and technology companies. Mr. Smith’s expertise in the Company’s industry led us to conclude that he would be a valuable member of the Board of Directors. As our founder, he brings historical knowledge and strategic insight to the Board.

Troy G. Taggart joined the Company as an employee in 2012 and has served as our President since 2013. Mr. Taggart held executive and senior-level positions with several financial services firms prior to co-founding McKim and Company (Formerly VentureRound), a boutique investment banking firm, in 2001. Mr. Taggart served as Executive Vice President of Bacterin International from 2008 through 2012.

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

The following table sets forth a summary for the fiscal years ended December 31, 2016 and 2015 of the cash and non-cash compensation awarded, paid or accrued by the Company to our Chief Executive Officer and our two most highly compensated officers other than our Chief Executive Officer who served in such capacities in 2016 (collectively, the “Named Executive Officers”). All currency amounts are expressed in U.S. dollars.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Mark A. Smith,	2016	320,000	—	—	—	—	—	21,419	341,419
Chairman of Board of Directors and Chief Executive Officer	2015	320,000	---	—	—	—	—	23,618	343,618
Troy G. Taggart	2016	225,000	—	—	—	—	—	22,501	247,501
President	2015	225,000	---	—	—	—	—	21,816	246,816
Thomas R. Oxenreiter,	2016	175,000	—	—	—	—	—	18,572	193,572
Chief Financial Officer	2015	175,000	---	—	—	—	—	18,021	193,021

(1)	The Company has determined that stock appreciation rights granted in 2015 to the Named Executive Officers have no value.
(2)	This column includes employee benefit amounts including health insurance.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the Named Executive Officers concerning equity awards granted by the Company as of December 31, 2016.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price Per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark A. Smith	8,000,000	(1)	—	—	.50	12-01-2017	—	—	—	—
Mark A. Smith	3,000,000	(2)	—	—	.07	10-18-2023	—	—	—	—
Troy G. Taggart	3,000,000	(2)	—	—	.07	10-18-2023	—	—	—	—
Troy G. Taggart	50,000	(3)	50,000	—	.15	10-23-2025	—	—	—	—
Thomas R. Oxenreiter	100,000	(4)	—	—	.80	3-13-2018	—	—	—	—
Thomas R. Oxenreiter	3,000,000	(2)	—	—	.07	10-18-2023	—	—	—	—
Thomas R. Oxenreiter	50,000	(3)	50,000	—	.15	10-23-2025	—	—	—	—

(1)	Option to purchase 8,000,000 shares of common stock at $.50 per share granted December 1, 2007, vested on December 1, 2007, and expires on December 1, 2017.

(2)	Stock appreciation rights on 3,000,000 shares of common stock at $0.07 per share granted October 18, 2013, vested one-third on October 18, 2013, one-third on October 18, 2014, and one-third on October 18, 2015. The stock appreciation rights expire on October 18, 2023.

(3)	Stock appreciation rights on 100,000 shares of common stock at $0.15 per shares granted on October 23, 2015, vested one-half on October 23, 2015, and one-half on October 23, 2016. The stock appreciation rights expire on October 23, 2025.

(4)	Option to purchase 100,000 shares of Common Stock at $0.80 per share granted March 13, 2008, vested one-third on March 13, 2009, one-third on March 13, 2010, and one-third on March 13, 2011. The option expires on March 13, 2018.

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

Security Ownership of 5% Beneficial Owners, Directors and Management

The following table sets forth information, as of April 7, 2017, regarding beneficial ownership of our common stock to the extent known to us, by:

(i) each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock or Series C Stock (each a “5% Stockholder”);

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

Applicable percentage ownership of common stock is based on 249,325,260 shares of common stock outstanding. For purposes of these tables, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 7, 2017 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised. Unless otherwise indicated, the address of each 5% Stockholder, Director and Named Executive Officer is 229 Howes Run Road, Sarver, PA 16055.

Securities authorized for issuance under equity compensation plans appear in Item 5 of this Report on Form 10-K.

					Percentage of
					Voting Stock
	Shares of Common Stock		Shares of Series C Preferred		Beneficially
	Beneficially Owned		Stock Beneficially Owned		Owned
Name and Beneficial Owner	Shares	%	Shares	%	%
Named Executive Officers and Directors:
Mark A. Smith (1)	76,583,753	22.2%	783,912	17.7%	19.4%
Troy G. Taggart (2)	13,020,805	5.1%	—	0.0%	1.9%
Thomas R. Oxenreiter (3)	16,703,712	6.3%	25,000	0.6%	2.7%
All executive officers and directors as a group (3 persons)	106,311,270	31.3%	—	0.0%	23.4%
Other 5% Stockholders:
David M. Truitt (4)	92,198,338	32.1%	2,750,000	62.1%	47.4%
Lesa Smith (5)	24,518,764	17.1%	783,912	17.7%	16.7%
Matthew F. Bensen (6)	19,330,730	7.5%	—	0.0%	2.8%

(1)	Includes 36,112,595 shares of common stock jointly owned by Mr. Smith and his wife, Lesa A. Smith, 24,795,918 shares of common stock issuable upon exercise of outstanding options, stock appreciation rights, and warrants, and 15,678,240 shares of common stock issuable upon conversion of Series C Convertible Preferred Stock held by Mr. & Mrs. Smith.
(2)	Includes 74,330 shares of common stock owned by a revocable trust controlled by Mr. Taggart, and 6,559,234 shares of common stock issuable upon exercise of outstanding options, stock appreciation rights, and warrants.
(3)	Includes 9,053,896 shares of common stock jointly owned by Mr. Oxenreiter and his wife, Emily J. Oxenreiter, 6,559,234 shares of common stock issuable upon exercise of outstanding options, stock appreciation rights, and warrants, and 500,000 shares of common stock issuable upon conversion of Series C Convertible Preferred Stock held by Mr. & Mrs. Oxenreiter.
(4)	The address for Mr. Truitt is 13241 Woodland Park Road, Suite 610, Herndon, VA 20171. Includes 28,175,850 shares of common stock issuable upon conversion of a Secured Promissory Note and 2,100,000 shares of common stock issuable upon exercise of outstanding warrants. Shares of common stock beneficially owned include 55,000,000 shares of common stock issuable upon conversion of Series C Preferred Stock.
(5)	Represents 36,112,595 shares of common stock owned jointly by Mrs. Smith and her husband, Mark A. Smith; 377,000 shares of common stock owned by the 2000 Irrevocable Trust FBO Benjamin Smith, of which Mrs. Smith is the trustee; and 377,000 shares of common stock owned by the 2000 Irrevocable Trust FBO Ian Smith, of which Mrs. Smith is the trustee.
(6)	The address for Mr. Bensen is 11781 Lee Jackson Memorial Highway, Suite 400, Fairfax, VA 22033. Includes 725,750 shares of common stock issuable upon exercise of outstanding warrants, and 623,460 shares of common stock issuable upon exercise of outstanding options to purchase Series B Convertible Preferred Stock, and subsequent conversion to common stock.

Item 13.	Certain Relationships and Related Transactions.

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff. Mr. Smith has agreed to suspend collection of rent effective April 1, 2016. No rent will be accrued during the suspension. The Company incurred $19,500 and $78,000 of lease expense for this building during the years ended December 31, 2016 and 2015, respectively. The lease is cancellable by either party upon 30 days’ notice.

During 2014, Mr. Smith advanced the Company $29,000. Interest on the note at 8% amounted to $47 for the year ended December 31, 2015. The balance of the note was $29,047 at December 31, 2014. The note was repaid during 2015.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leases a field vehicle from Mr. Smith. The lease is for 60 months, and is for substantially the same terms for which Mr. Smith leases the vehicle from the manufacturer. Interest on the lease amounted to $150 and $249 for the years ended December 31, 2016 and 2015, respectively. The lease is recorded as a capital lease. At December 31, 2016, gross assets recorded under the lease and associated accumulated depreciation were $16,870 and $13,918, respectively.

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

On May 18, 2016, the Company and Mr. Oxenreiter entered into a Conversion Agreement (the “Oxenreiter Conversion Agreement”), pursuant to which Mr. Oxenreiter converted accrued salaries totaling $226,458 to 5,661,460 shares of the Company’s common stock and warrants to purchase 6,793,753 shares of the Company’s common stock at an exercise price of $0.04 per share. Mr. Oxenreiter also converted, pursuant to the Oxenreiter Conversion Agreement, $5,000 of unreimbursed business expenses to 25,000 shares of the Company’s Series C Convertible Preferred Stock.

Director Independence

None of the Company’s directors are independent as defined in the rules of the NASDAQ National Market System.

Transactions with Control Persons

None.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed to the Company by its principal accountants were as follows for the years ended December 31:

	2016	2015
Audit fees	$35,805	$26,756
Tax fees	—	8,763
Total fees billed	$35,805	$35,519

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit	Document

3.1	Amended Articles of Incorporation of Geospatial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form S-1 dated August 15, 2016)

3.2	Bylaws of Geospatial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

4.1	Certificate of Designations of the Series B Convertible Preferred Stock of Geospatial Holdings, Inc. dated as of August 20, 2013 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

4.2	Common Stock Specimen Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

4.3	Series B Convertible Preferred Stock Specimen Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

4.4	Certificate of Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock dated March 16, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated as of March 16, 2016)

4.5	Series C Convertible Preferred Stock Specimen Certificate *

10.1	Lease Agreement dated May 1, 2006 between Mark A. Smith and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.2	Geospatial Holdings, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.3	Geospatial Mapping Systems, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.5	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Mark A. Smith dated effective December 1, 2007 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.7	Conversion Agreement dated August 20, 2013 by and among Geospatial Holdings, Inc., Geospatial Mapping Systems, Inc. and Mark A. Smith (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.8	Employment Agreement dated October 18, 2013 by and between Geospatial Corporation and Mark A. Smith (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.9	Stock Appreciation Rights Agreement dated October 18, 2013 between Geospatial Corporation and Mark A. Smith (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

Exhibit	Document
10.10	Stock Appreciation Rights Agreement dated October 18, 2013 between Geospatial Corporation and Troy Taggart (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.11	Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Thomas R. Oxenreiter dated effective March 13, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.13	Conversion Agreement dated August 20, 2013 by and among Geospatial Holdings, Inc., Geospatial Mapping Systems, Inc. and Thomas R. Oxenreiter (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.14	Employment Agreement dated October 18, 2013 by and between Geospatial Corporation and Thomas R. Oxenreiter (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.15	Stock Appreciation Rights Agreement dated October 18, 2013 between Geospatial Corporation and Thomas R. Oxenreiter (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.16	Mutual Termination and Release Agreement dated February 28, 2013 by and among Geospatial Holdings, Inc., Timothy F. Sutherland, Thomas J. Ridge, Pace Global Energy Services, LLC, Pace Financial Services, LLC and Ridge Global, LLC (incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.17	Mutual Release and Settlement Agreement dated May 10, 2013 by and among Geospatial Holdings, Inc., Geospatial Mapping Systems, Inc., Reduct N.V., and Delta Networks, S.A. (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.19	Settlement Agreement dated May 25, 2012 among Joseph Timothy Nippes, Daniel A. Bradley, Christina Sherwood, Joseph A. Lane, Ronald Peterson, Timothy Story, Linda Ward, Geospatial Mapping Systems, Inc., Geospatial Holdings, Inc., Mark A. Smith, Thomas R. Oxenreiter, Timothy F. Sutherland and Thomas Ridge (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.20	Settlement Agreement dated June 22, 2014 by and among Brad Brooks, et al., Geospatial Corporation, Mark A. Smith, and Thomas R. Oxenreiter (incorporated by reference to Exhibit 10.20 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 dated November 14, 2014)

Exhibit	Document

10.23	Note and Warrant Purchase Agreement dated as of January 16, 2015 by and between Geospatial Corporation and Horberg Enterprises LP. (incorporated by reference to Exhibit 10.23 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 dated March 9, 2015)

10.24	Note and Warrant Purchase Agreement dated as of April 2, 2015 by and between Geospatial Corporation and David Truitt (incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 3 to Registration Statement on Form S-1 dated May 19, 2014)

10.25	Preferred Stock Purchase Agreement dated March 16, 2016 by and between Geospatial Corporation and David Truitt (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of March 16, 2016)

10.26	Agreement and Amendment dated January 27, 2016 by and between Geospatial Corporation and David Truitt (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.27	Settlement Agreement, General Release and Waiver of Claims dated February 24, 2016 by and among Edward R. Camp, Jr., Select Analytics LLC, and Geospatial Corporation (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.28	Stock Appreciation Rights Agreement by and between Geospatial Corporation and Troy G. Taggart dated October 23, 2015 (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.29	Stock Appreciation Rights Agreement by and between Geospatial Corporation and Thomas R. Oxenreiter dated October 23, 2015 (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.30	Convertible Note and Warrant Purchase Agreement by and between Geospatial Corporation and Thomas R. Oxenreiter dated September 30, 2015 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.31	Convertible Note and Warrant Purchase Agreement by and between Geospatial Corporation and Thomas R. Oxenreiter dated October 15, 2015 (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.32	Conversion Agreement dated April 22, 2016 by and between Geospatial Corporation and Matthew F. Bensen (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 20, 2016)

10.33	Conversion Agreement dated May 10, 2016, by and among Geospatial Corporation, Lowery Enterprises LLC, and Rob Goodman (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated May 20, 2016)

10.34	Conversion Agreement dated May 18, 2016, by and among Geospatial Corporation, Geospatial Mapping Systems, Inc., and Mark A. Smith (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated May 20, 2016)

10.35	Conversion Agreement dated May 18, 2016, by and among Geospatial Corporation, Geospatial Mapping Systems, Inc., and Troy G. Taggart (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q dated May 20, 2016)

Exhibit	Document
10.36	Conversion Agreement dated May 18, 2016, by and among Geospatial Corporation, Geospatial Mapping Systems, Inc., and Thomas R. Oxenreiter (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q dated May 20, 2016)

10.37	Agreement and Amendment dated August 12, 2016 by and between Geospatial Corporation and David Truitt (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated August 15, 2016)

10.38	Warrant Exercise and Note Repayment Agreement dated November 7, 2016 by and between Geospatial Corporation and David M. Truitt *

10.39	Note and Warrant Purchase Agreement dated December 14, 2016 by and between Geospatial Corporation and David M. Truitt *

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

31.1	Certification of Mark A. Smith Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Thomas R. Oxenreiter Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	XBRL Exhibits *
_______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Geospatial Corporation
(Registrant)

Date: April 14, 2017	By:	/s/ Mark A. Smith
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 14, 2017:

Signature	Title

/s/ Mark A. Smith	Chief Executive Officer and Director
Mark A. Smith	(Principal Executive Officer)

/s/ Thomas R. Oxenreiter	Chief Financial Officer and Director
Thomas R. Oxenreiter	(Principal Financial Officer and Principal Accounting Officer)