Form 10-Q
period 2017-03-31
Geospatial Corp
filed 2017-05-16
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:

MARCH 31, 2017 OR

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

The number of $.001 par value common shares outstanding at May 9, 2017: 256,947,117.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GEOSPATIAL CORPORATION

Geospatial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$67,636	$66,992
Accounts receivable	75,400	65,800
Prepaid expenses and other current assets	77,743	140,105

Total current assets	220,779	272,897

Property and equipment:
Field equipment	357,070	357,070
Field vehicles	43,285	43,285

Total property and equipment	400,355	400,355
Less: accumulated depreciation	(372,048)	(355,616)

Net property and equipment	28,307	44,739

Total assets	$249,086	$317,636

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$264,950	$274,319
Accrued expenses	927,859	813,197
Current portion of capital lease liability to related party	2,393	3,278
Notes payable	1,416,953	1,365,738
Accrued registration payment arrangement	254,457	522,115

Total current liabilities	2,866,612	2,978,647

Stockholders’ deficit:
Preferred stock:
Undesignated, $0.001 par value; 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; 3,644,578 and 4,543,654 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3,645	4,544
Common stock, $.001 par value; 750,000,000 shares authorized at March 31, 2017 and December 31, 2016; 249,325,260 and 226,211,740 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	249,325	226,212
Additional paid-in capital	39,157,418	38,905,332
Additional paid-in capital, warrants	20,626	20,626
Accumulated deficit	(42,048,540)	(41,817,725)

Total stockholders’ deficit	(2,617,526)	(2,661,011)

Total liabilities and stockholders’ deficit	$249,086	$317,636

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Sales	$98,200	$181,200
Cost of sales	42,054	57,933

Gross profit	56,146	123,267

Selling, general and administrative expenses	482,643	379,823

Net loss from operations	(426,497)	(256,556)

Other income (expense):
Interest expense	(72,469)	(63,219)
Gain on extinguishment of debt	13,693	74,918
Registration payment arrangements	254,458	492,583

Total other income	195,682	504,282

Net income (loss) before income taxes	(230,815)	247,726

Provision for income taxes	—	—

Net income (loss)	$(230,815)	$247,726

Basic and fully-diluted net income (loss) per share of common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2017

(Unaudited)

						Additional
					Additional	Paid-In
	Preferred Stock		Common Stock		Paid-In	Capital,	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2016	4,543,654	$4,544	226,211,740	$226,212	$38,905,332	$20,626	$(41,817,725)	$(2,661,011)

Sale of common stock, net of issuance costs	—	—	5,000,000	5,000	245,000	—	—	250,000

Conversion of Series C Convertible Preferred Stock to common stock	(899,076)	(899)	17,981,520	17,981	(17,082)	—	—	—

Issuance of common stock for registration penalty	—	—	132,000	132	13,068	—	—	13,200

Issuance of convertible securities with beneficial conversion features	—	—	—	—	11,100	—	—	11,100

Net loss for the three months ended March 31, 2017	—	—	—	—	—	—	(230,815)	(230,815)

Balance, December 31, 2017	3,644,578	$3,645	249,325,260	$249,325	$39,157,418	$20,626	$(42,048,540)	$(2,617,526)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(230,815)	$247,726
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,432	27,102
Amortization of discount on notes payable	26,917	21,941
Gain on extinguishment of debt	(13,693)	(74,918)
Accrued registration payment arrangement	(254,458)	(492,583)
Accrued interest payable	44,204	33,164
Changes in operating assets and liablities:
Accounts receivable	(9,600)	(115,300)
Prepaid expenses and other current assets	62,362	4,562
Accounts payable	13,884	(62,148)
Accrued expenses	114,949	120,250
Due to related parties	—	(504)

Net cash used in operating activities	(229,818)	(290,708)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	250,000
Principal payments on notes payable	(18,653)	(42,866)
Principal payments on capital lease liabilities	(885)	(860)
Proceeds from sale of common stock, net of offering costs	250,000	—
Proceeds from sale of Series C Convertible Preferred Stock, net of offering costs	—	243,373

Net cash provided by financing activities	230,462	449,647

Net change in cash and cash equivalents	644	158,939

Cash and cash equivalents at beginning of period	66,992	16,962

Cash and cash equivalents at end of period	$67,636	$175,901

Supplemental disclosures:
Cash paid during period for interest	$1,348	$8,114
Cash paid during period for income taxes	—	—
Non-cash transactions:
Issuance of common stock for registration penalty	13,200	—
Liabilities settled by issuance of notes payable	9,560	—
Issuance of convertible securities with beneficial conversion features	11,100	62,500

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements included herein have been prepared by Geospatial Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and regulations issued pursuant to the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Consolidated Financial Statements do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2017 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2016. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Consolidated Financial Statements, are of a normal and recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other interim periods, or any future year or period.

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

Note 2 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2017	2016

Payroll and taxes	$757,537	$632,678
Accounting	52,139	62,792
Contractors and subcontractors	10,227	10,227
Interest	1,863	2,150
Other	106,093	105,350

Accrued expenses	$927,859	$813,197

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

Note 3 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff. Mr. Smith has agreed to suspend collection of rent effective April 1, 2016. The lease is cancellable by either party upon 30 days’ notice. No rent will accrue during the suspension. The Company incurred no lease expense during the three months ended March 31, 2017, and $19,500 of lease expense during the three months ended March 31, 2016.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leases a field vehicle from Mr. Smith. The lease is for 60 months, and is for substantially the same terms for which Mr. Smith leases the vehicle from the manufacturer. Interest on the lease amounted to $22 and $47 for the three months ended March 31, 2017 and 2016, respectively. The lease is recorded as a capital lease. At March 31, 2017, gross assets recorded under the lease and associated accumulated depreciation were $16,870 and $14,761, respectively. Future minimum payments under the capital lease are as follows as of March 31, 2017:

Balance of 2017	$2,419
Thereafter	—
Total minimum payments	2,419
Less: minimum interest payments	(26)
Minimum principal payments	$2,393

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

Note 4 – Notes Payable

Current notes payable consisted of the following:

	March 31, 2017	December 31, 2016
Secured Promissory Note, payable to an individual, bearing interest at 10% per annum, due January 31, 2017, net of discount. After January 31, 2017, the note bears interest at 20%. The note is convertible to common stock at 75% of the weighted average trading price, and is secured by substantially all the assets of the Company	$1,393,139	$1,332,920
Note payable under settlement agreement with vendors, payable monthly over 10 months, with no interest	8,560	—
Notes payable under settlement agreements with former employees, payable monthly with terms of up to twelve months, with interest rates ranging from 0% to 20%	15,254	32,818
Current notes payable	$1,416,953	$1,365,738

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

Note 5 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	(71,608)	(76,770)
State	(22,733)	(24,371)
	(94,341)	(101,141)
Total income taxes	(94,341)	(101,141)

Less: valuation allowance	94,341	101,141

Net income taxes	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Federal statutory rate	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5
Valuation allowance	(41.5)	(41.5)

Effective rate	0.0%	0.0%

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

Note 5 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	March 31, 2017	December 31, 2016
Start-up costs	$25,199	$35,033
Depreciation	(35,891)	(37,423)
Accrued expenses	240,716	745,103
Net operating loss carryforward	16,715,333	15,714,795

Deferred income taxes	16,945,357	16,457,508
Less: valuation allowance	(16,945,357)	(16,457,508)

Net deferred income taxes	$—	$—

At March 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $38,820,000. The federal and state net operating loss carryforwards will expire beginning in 2021 and 2026, respectively. The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

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

The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net income (loss)	$(230,815)	$247,726

Weighted average number of shares of common stock outstanding	237,659,384	143,336,073
Dilutive potential shares of common stock	237,659,384	143,336,073

Net income (loss) per share of common stock:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Series C Convertible Preferred Stock	80,883,347	4,395,604
Options and warrants to purchase common stock	17,275,938	20,020,000
Secured Promissory Note	30,465,278	18,014,815

Total	128,624,563	42,430,419

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

 March 31, 2017

Note 7 – Stock-Based Payments

During the three months ended March 31, 2017, the Company granted warrants to purchase 500,000 shares of the Company’s common stock to investors at an exercise price of $0.065 in connection with investments in the Company’s common stock.

Note 8 – Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms. The Company accounts for such concessions in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 470-60, Troubled Debt Restructurings by Debtors, and ASC 405-20, Extinguishment of Liabilities, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan. Such gains are included as “Gains on extinguishment of debt” in “Other income and expenses” on the Company’s Consolidated Statement of Operations. In addition, the Company has accounts payable that have aged or are expected to age beyond the statute of limitations. The Company is amortizing those liabilities over the remaining term of the statute of limitations. Gains on extinguishment of debt amounted to $13,693 and $74,918 during the three months ended March 31, 2017 and 2016, respectively.

Note 9 – Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”). The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued. The Company measures fair value by the price of its common stock at its most recent sale. The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly. The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $254,457 and $522,115 at March 31, 2017 and December 31, 2016, respectively. Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements”. The Company had gains from registration payment arrangements of $254,458 and $492,583 during the three months ended March 31, 2017 and 2016, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2016, filed with our Annual Report on Form 10-K on April 14, 2017, and our financial statements and notes thereto as of and for the three and nine months ended September 30, 2016, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

At March 31, 2017, we had current assets of $220,779, and current liabilities of $2,866,612.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common and preferred stock, advances from our chief executive officer, and issuance of notes payable. At March 31, 2017, current liabilities exceeded current assets by $2,645,833. We had no non-current liabilities at March 31, 2017. Those factors raise doubts about our ability to continue as a going concern.

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

In the first quarter of 2017, we sold 5.0 million shares of common stock for $250,000. We failed to repay the Amended Truitt Note as required on January 31, 2017, and are in default under the terms of the Amended Truitt Note.

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

Results of Operations

We had sales of $98,200 and $181,200 during the three months ended March 31, 2017 and 2016, respectively. Cost of sales were $42,054 and $57,933 for the three months ended March 31, 2017 and 2016, respectively. Our sales have fluctuated throughout 2017 and 2016 as our ability to market and perform jobs was hampered by our financial condition. We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

Selling, general, and administrative (“SG&A”) expenses were $482,643 and $379,823 for the three months ended March 31, 2017 and 2016, respectively. The increase in SG&A costs for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to increases in payroll cost related to an increase in staffing, and professional fees due to investor relations expenses incurred in 2017. The increases in payroll cost and professional fees were partially offset by a decrease in rent expense due to a suspension of rent by effective April 1, 2016.

Other income and expense for the three months ended March 31, 2017 and 2016 were net income of $195,692 and $504,282, respectively, which included interest expense of $72,469 and $63,219, respectively, gains on extinguishment of debt of $13,693 and $74,918, respectively, and gains related to registration payment arrangements of $254,458 and $492,583, respectively.

The increase in interest expense in 2017 was due to interest on the Truitt Note, which increased due to a higher outstanding balance and a higher interest rate incurred after the due date of January 31, 2017.

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

During the three months ended March 31, 2017 and 2016, we had gains related to registration payment arrangements of $254,458 and $492,583, respectively, due to decreases in the value of our common stock in both periods. We expect that income or expense related to registration payment arrangements will fluctuate as the price of our common stock and the estimate of the number of Penalty Shares to be issued fluctuate.

We had no benefit from income taxes during the three and nine months ended March 31, 2017 and 2016, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2017.

Application of Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions which, in our opinion, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include:

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At March 31, 2017, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At March 31, 2017, we had no open contracts.

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

Commodity Price Risk—Based on the nature of our business, we have no direct exposure to commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 4, 2017, the Company issued 2,000,000 shares of its common stock to a consultant in exchange for services. The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act. The consultant is an accredited investor, and the Company issued the shares of common stock without any general solicitation or advertisement, and with a restriction on resale.

On April 25, 2017, the Company issued 621,857 shares of its common stock to an investor upon exercise of warrants to purchase common stock. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and/or Section 3(a)(9) of the Securities Act and/or Regulation D. The converting holder is an accredited investor, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

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

Geospatial Corporation
(Registrant)

Date: May 16, 2017	By:	/S/ MARK A. SMITH
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

	By:	/S/ THOMAS R. OXENREITER
	Name:	Thomas R. Oxenreiter
	Title:	Chief Financial Officer