Form 10-Q
period 2017-06-30
Geospatial Corp
filed 2017-08-14
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:

JUNE 30, 2017 OR

□TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-04066

GEOSPATIAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	870554463 (I.R.S. Employer Identification No.)

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

The number of $0.001 par value common shares outstanding at August 3, 2017: 270,747,118.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION4

ITEM 1. FINANCIAL STATEMENTS5

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK16

ITEM 4. CONTROLS AND PROCEDURES16

PART II - OTHER INFORMATION17

ITEM 2. SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 5.  OTHER INFORMATION17

ITEM 6. EXHIBITS18

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GEOSPATIAL CORPORATION INDEX

Page

FINANCIAL STATEMENTS AS OF JUNE 30, 2017 AND DECEMBER 31, 2016 AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Consolidated Balance Sheets (Unaudited)5

Consolidated Statements of Operations (Unaudited)6

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)7

Consolidated Statements of Cash Flows (Unaudited)8

Notes to Unaudited Consolidated Financial Statements9

Geospatial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 2,468	$ 66,992
Accounts receivable	148,800	65,800
Prepaid expenses and other current assets	124,948	140,105

Total current assets	276,216	272,897

Property and equipment:
Field equipment	357,070	357,070
Field vehicles	43,285	43,285

Total property and equipment	400,355	400,355
Less: accumulated depreciation	(382,162)	(355,616)

Net property and equipment	18,193	44,739

Total assets	$ 294,409	$ 317,636

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 240,305	$ 274,319
Accrued expenses	984,529	813,197
Current portion of capital lease liability to related party	1,501	3,278
Notes payable	1,502,172	1,365,738
Accrued registration payment arrangement	76,337	522,115

Total current liabilities	2,804,844	2,978,647

Non-current liabilities:
Notes payable	6,667	-

Total non-current liabilities	6,667	-

Total liabilities	2,811,511	2,978,647

Stockholders' deficit:
Preferred stock:
Undesignated, $0.001 par value; 10,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and
December 31, 2016	-	-
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at
June 30, 2017 and December 31, 2016	-	-
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2017 and December 31, 2016; 3,644,578 and 4,543,654 shares issued
and outstanding at June 30, 2017 and December 31, 2016, respectively	3,645	4,544
Common stock, $0.001 par value; 750,000,000 shares authorized at June 30, 2017 and
December 31, 2016; 269,080,451 and 226,211,740 shares issued and outstanding
at June 30, 2017 and December 31, 2016, respectively	269,080	226,212
Additional paid-in capital	39,560,824	38,905,332
Additional paid-in capital, warrants	-	20,626
Accumulated deficit	(42,350,651)	(41,817,725)

Total stockholders' deficit	(2,517,102)	(2,661,011)

Total liabilities and stockholders' deficit	$ 294,409	$ 317,636

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Sales	$ 192,935	$ 258,800	$ 291,135	$ 440,000
Cost of sales	44,032	72,603	86,086	130,536

Gross profit	148,903	186,197	205,049	309,464

Selling, general and administrative expenses	555,304	396,901	1,037,947	776,724

Net loss from operations	(406,401)	(210,704)	(832,898)	(467,260)

Other income (expense):
Interest expense	(73,830)	(69,553)	(146,299)	(132,772)
Gain on extinguishment of debt	-	58,603	13,693	133,521
Registration payment arrangements	178,120	-	432,578	492,583

Total other income (expense)	104,290	(10,950)	299,972	493,332

Net Income (Loss) before income taxes	(302,111)	(221,654)	(532,926)	26,072

Provision for income taxes	-	-	-	-

Net Income (Loss)	$ (302,111)	$ (221,654)	$ (532,926)	$ 26,072

Basic and fully diluted net income (loss) per share of common stock	$ 0.00	$ 0.00	$ 0.00	$ 0.00

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Six Months Ended June 30, 2017

(Unaudited)

						Additional
					Additional	Paid-In
	Preferred Stock		Common Stock		Paid-In	Capital,	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2016	4,543,654	$ 4,544	226,211,740	$ 226,212	$ 38,905,332	$ 20,626	$ (41,817,725)	$ (2,661,011)

Sale of common stock, net of issuance
costs	-	-	13,333,334	13,333	386,667	-	-	400,000

Conversion of Series C Convertible
Preferred Stock to common stock	(899,076)	(899)	17,981,520	17,981	(17,082)	-	-	-

Issuance of common stock for
registration penalty	-	-	132,000	132	13,068	-	-	13,200

Exercise of warrants to purchase
common stock	-	-	4,421,857	4,422	54,204	(20,626)	-	38,000

Issuance of common stock for services	-	-	7,000,000	7,000	193,000	-	-	200,000

Issuance of convertible securities with
beneficial conversion features	-	-	-	-	25,635	-	-	25,635

Net loss for the six months ended
June 30, 2017	-	-	-	-	-	-	(532,926)	(532,926)

Balance, June 30, 2017	3,644,578	$ 3,645	269,080,451	$ 269,080	$ 39,560,824	$ -	$ (42,350,651)	$ (2,517,102)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$ (532,926)	$ 26,072
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	26,546	54,972
Amortization of discount on notes payable	41,452	52,194
Gain on extinguishment of debt	(13,693)	(133,521)
Accrued registration payment arrangement	(432,578)	(492,583)
Accrued interest payable	102,604	65,058
Issuance of common stock for services	200,000	-
Changes in operating assets and liablities:
Accounts receivable	(83,000)	(157,300)
Prepaid expenses and other current assets	15,157	22,750
Accounts payable	(10,762)	(43,635)
Accrued expenses	213,106	16,791
Due to related parties	-	(504)

Net cash used in operating activities	(474,094)	(589,706)

Cash flows from investing activities:
Purchase of property and equipment	-	(15,202)

Net cash used in investing activities	-	(15,202)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	250,000
Principal payments on notes payable	(26,653)	(107,281)
Principal payments on capital lease liabilities	(1,777)	(1,727)
Proceeds from sale of common stock, net of offering costs	400,000	-
Proceeds from exercise of warrants to purchase common stock	38,000	-
Proceeds from sale of Series C Convertible Preferred Stock, net of offering costs	-	543,373

Net cash provided by financing activities	409,570	684,365

Net change in cash and cash equivalents	(64,524)	79,457

Cash and cash equivalents at beginning of period	66,992	16,962

Cash and cash equivalents at end of period	$ 2,468	$ 96,419

Supplemental disclosures:
Cash paid during period for interest	$ 2,243	$ 15,520
Cash paid during period for income taxes	-	-
Non-cash transactions:
Issuance of common stock for registration penalty	13,200	-
Liabilities settled by issuance of notes payable	51,227	-
Issuance of convertible securities with beneficial conversion features	25,635	-
Issuance of common stock in settlement of liabilities	-	1,112,799
Issuance of Series C Convertible Preferred Stock in settlement of liabilities	-	358,731
Issuance of warrants to purchase common stock in settlement of liabilities	-	54,278
Issuance of common stock for services	200,000	-

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements included herein have been prepared by Geospatial Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and regulations issued pursuant to the Securities Exchange Act of 1934, as amended.  Accordingly, the accompanying Unaudited Consolidated Financial Statements do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying Unaudited Consolidated Financial Statements as of and for the three months ended June 30, 2017 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2016.  In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Consolidated Financial Statements, are of a normal and recurring nature.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other interim periods, or any future year or period.

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

Note 2 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2017	2016

Payroll and taxes	$ 780,569	$ 632,678
Accounting	81,376	62,792
Contractors and subcontractors	10,227	10,227
Interest	2,043	2,150
Insurance	5,521	-
Other	104,793	105,350

Accrued expenses	$ 984,529	$ 813,197

Note 3 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer.  The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff.  Mr. Smith has agreed to suspend collection of rent effective April 1, 2016.  No rent will accrue during the suspension.  The lease is cancellable by either party upon 30 days’ notice.  The Company incurred no lease expense during the three and six months ended June 30, 2017, and $0 and $19,500 of lease expense during the three and six months ended June 30, 2016, respectively.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

leases a field vehicle from Mr. Smith.  The lease is for 60 months, and is for substantially the same terms for which Mr. Smith leases the vehicle from the manufacturer.  Interest on the lease amounted to $15 and $41 for the three months ended June 30, 2017 and 2016, respectively, and $37 and $88 for the six months ended June 30, 2017 and 2016, respectively.  The lease is recorded as a capital lease.  At June 30, 2017, gross assets recorded under the lease and associated accumulated depreciation were $16,870 and $15,605, respectively.  Future minimum payments under the capital lease are as follows as of June 30, 2017:

Balance of 2017	$ 1,512
Thereafter	--
Total minimum payments	1,512
Less: minimum interest payments	(11)
Minimum principal payments	$ 1,501

Note 4 – Notes Payable

Current notes payable consisted of the following:

	June 30, 2017	December 31, 2016

Secured Promissory Note, payable to an individual, bearing interest at
10% per annum, due January 31, 2017, net of discount.
After January 31, 2017, the note bears interest at 20%.  The note is convertible to common stock at 75% of the weighted average trading price, and is secured by substantially all the assets of the Company

	$ 1,451,277	$ 1,332,920
Note payable under settlement agreement with vendor, payable monthly over 10 months, with no interest	5,560	-
Notes payable under settlement agreements with former employees, payable monthly with terms of up to twelve months, with interest rates ranging from 0% to 20%	15,335	32,818

Current portion of long-term notes payable	$ 30,000	$ -
Current notes payable	$ 1,502,172	$ 1,365,738

Long-term notes payable consisted of the following:

	June 30, 2017	June 30, 2016
Note payable under settlement agreements with former employee, payable monthly with term of 16 months, with no interest	$ 36,667	$ -

Total long-term notes payable	36,667	-
Less: current portion	(30,000)	-
Long-term notes payable, less current portion	$ 6,667	$ -

Future maturities of long-term debt are as follows as of June 30, 2017:

Balance of 2017	$ 15,000
Year ending December 31, 2018	21,667
Thereafter	---
$ 36,667

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

Note 5 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Current:
Federal	$ -	$ -	$ -	$ -
State	-	-	-	-
	-	-	-	-
Deferred:
Federal	(94,634)	(68,553)	(166,242)	(145,323)
State	(30,043)	(21,763)	(52,775)	(46,134)
	(124,677)	(90,316)	(219,017)	(191,457)
Total income taxes	(124,677)	(90,316)	(219,017)	(191,457)

Less: valuation allowance	124,677	90,316	219,017	191,457

Net income taxes	$ -	$ -	$ -	$ -

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5	6.5	6.5
Valuation allowance	(41.5)	(41.5)	(41.5)	(41.5)

Effective rate	0.0%	0.0%	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities are summarized below.  A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	June 30, 2017	December 31, 2016
Start-up costs	$ 22,741	$ 35,033
Depreciation	(37,326)	(37,423)
Accrued expenses	353,355	745,103
Net operating loss carryforward	16,731,262	15,714,795

Deferred income taxes	17,070,032	16,457,508
Less: valuation allowance	(17,070,032)	(16,457,508)

Net deferred income taxes	$ -	$ -

At June 30, 2017, the Company had federal and state net operating loss carryforwards of approximately $40,316,000.  The federal and state net operating loss carryforwards will expire beginning in 2021 and 2026, respectively.  The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

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

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value.  The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net Income (Loss)	$ (302,111)	$ (221,654)	$ (532,926)	$ 26,072

Weighted average number of shares of common stock outstanding	260,511,076	157,615,632	249,148,356	150,475,853
Dilutive potential shares of common stock	260,511,076	157,615,632	249,148,356	150,475,853

Net income (loss) per share of common stock:
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Series B Convertible Preferred Stock	-	-	-	1,766,830
Series C Convertible Preferred Stock	72,891,560	63,986,319	76,865,377	34,190,962
Options and warrants to purchase common stock	5,953,003	52,778,589	12,374,734	50,034,974
Secured Promissory Note	42,139,511	6,165,741	33,939,564	6,261,574
Senior Convertible Redeemable Notes	-	1,952,032	-	769,724

Total	120,984,074	15,236,414	123,179,675	16,165,125

Note 7 – Stock-Based Payments

During the six months ended June 30, 2017, the Company granted warrants to purchase 833,334 shares of the Company’s common stock to investors in connection with investments in the Company’s common stock.  The Company also issued 7,000,000 shares of common stock to vendors in consideration for services.  The Company recorded expense of $200,000, the fair value of the services received.

Note 8 – Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms.  The Company accounts for such concessions in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 470-60, Troubled Debt Restructurings by Debtors, and ASC 405-20, Extinguishment of Liabilities, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan.  Such gains are included as “Gains on extinguishment of debt” in “Other income and expenses” on the Company’s Consolidated Statement of Operations.  In addition, the Company has accounts payable that have aged or are expected to age beyond the statute of limitations.  The Company is amortizing those liabilities over the remaining term of the statute of limitations.  Gains on extinguishment of debt amounted to $0 and $58,603 during the three months ended June 30, 2017 and 2016, respectively, and $13,693 and $133,521 during the six months ended June 30, 2017 and 2016, respectively.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

June 30, 2017

Note 9 – Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”).  The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued.  The Company measures fair value by the price of its common stock at its most recent sale.  The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly.  The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $76,337 and $522,115 at June 30, 2017 and December 31, 2016, respectively.  Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements”.  The Company had gains from registration payment arrangements of $178,120 and $0 during the three months ended June 30, 2017 and 2016, respectively, and gains of $432,578 and $492,583 during the six months ended June 30, 2017 and 2016, respectively.

ITEM 2:MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2016, filed with our Annual Report on Form 10-K on April 14, 2017, and our financial statements and notes thereto as of and for the three and six months ended June 30, 2017, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

At June 30, 2017, we had current assets of $276,216, and current liabilities of $2,804,844.

Our Company has incurred net losses since inception.  Our operations and capital requirements have been funded by sales of our common and preferred stock, advances from our chief executive officer, and issuance of notes payable.  At June 30, 2017, current liabilities exceeded current assets by $2,528,628, and total liabilities exceeded total assets by $2,517,102.  Those factors raise doubts about our ability to continue as a going concern.

On April 2, 2015, we entered into a Note and Warrant Purchase Agreement with David M. Truitt, pursuant to which Mr. Truitt loaned us $1,000,000 pursuant to a Secured Note Payable (as amended, the “Truitt Note”) that is secured by substantially all of the Company’s assets, and is convertible at the holder’s option to shares of the Company’s common stock at a discount to our trading value.  The Truitt Note was originally due on October 2, 2015.  On January 26, 2016, we entered into an Agreement and Amendment with Mr. Truitt (the “January 2016 Amendment”), pursuant to which Mr. Truitt loaned us an additional $250,000, and extended the due date of the Truitt Note to July 31, 2016.  We also issued Mr. Truitt warrants to purchase 25.0 million shares of our common stock in connection with the January 2016 Amendment.  On August 12, 2016, we entered into an Agreement and Amendment with Mr. Truitt (the “August 2016 Amendment”), pursuant to which Mr. Truitt agreed to extend the maturity date of the Truitt Note to January 31, 2017 in consideration for the Company issuing to Mr. Truitt warrants to purchase 12.0 million shares of the Company’s common stock.  On November 9, 2016, we made a payment of $200,000 of the balance of the Truitt Note.  On December 14, 2016, we entered into a Note and Warrant Purchase Agreement with Mr. Truitt, pursuant to which Mr. Truitt loaned the Company an additional $100,000 subject to the terms of the Truitt Note, and the Company issued to Mr. Truitt warrants to purchase 100,000 shares of the Company’s common stock.  We failed to repay the Truitt Note as required on January 31, 2017, and are currently in default under the terms of the Truitt Note.

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

During 2016, we sold 1.5 million shares of Series C Stock to Mr. Truitt for $300,000, and 1.3 million shares of Series C Stock to other investors.  We converted notes payable totaling approximately $197,000 to shares of Series C Stock, and we converted a note payable of approximately $54,000 to warrants to purchase common stock.  We also converted approximately $1.3 million of our officers’ accrued salaries to shares of common stock, and approximately $162,000 of other liabilities to our officers to shares of Series C Stock.  We sold 1.4 million shares of common stock for $100,000.  We received $472,000 from the exercise of warrants to purchase 47.2 million shares of common stock.  We issued 1.0 million shares of common stock in consideration for services with a fair value of $100,000, and converted approximately $88,000 of liabilities to 2.8 million shares of common stock.

In 2017, we sold 13.3 million shares of common stock for $400,000.  We received $38,000 for exercises of warrants to purchase 4.4 million shares of common stock, and we issued 7.0 million shares of common stock in consideration for services with a fair value of $200,000.

Management is continuing efforts to secure funding sufficient for the Company’s operating and capital requirements through private sales of Series C Stock and common stock, and to negotiate settlements or extensions of existing liabilities. The proceeds of such sales of stock, if any, will be used to repay the Truitt Note and to fund general working capital needs.

We changed the focus of our company to position us to generate revenue from both data acquisition and data management.  We expanded our service offerings to provide data acquisition services utilizing twelve different technologies.  We developed new, cloud-based mapping software to be marketed under our existing name GeoUndergound that replaces our previous version of GeoUnderground.  We currently utilize GeoUnderground to deliver data to customers.  We intend to offer GeoUnderground as a subscription-based stand-alone product beginning in 2017.  We believe that our changes to our operating focus will enable us to begin to generate significant revenue from operations.

We believe that our actions and planned actions will enable us to finance our operations beyond the next twelve months.

We do not believe that inflation and changing prices will have a material impact on our net sales and revenues, or on income from continuing operations.

Results of Operations

We had sales of $192,935 and $291,135 during the three and six months, respectively, ended June 30, 2017. Cost of sales were $44,032 and $86,086 for the three and six months, respectively, ended June 30, 2017.  Sales were $258,800 and $440,000 during the three and six months, respectively, ended June 30, 2016.  Cost of sales were $72,603 and $130,536 during the three and six months, respectively, ended June 30, 2016.  Our sales have fluctuated throughout 2017 and 2016 as our ability to market and perform jobs was hampered by our financial condition. We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

Selling, general, and administrative (“SG&A”) expenses were $555,304 and $1,037,947 for the three and six months, respectively, ended June 30, 2017.  SG&A expenses were $396,901 and $776,724 for the three and six months, respectively, ended June 30, 2016.  The increase in SG&A costs for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to increases in payroll cost related to an increase in staffing, and professional fees due to investor relations and investment banking expenses incurred in 2017.  The increases in payroll cost and professional fees were partially offset by a decrease in rent expense due to a suspension of rent by effective April 1, 2016.

Other income and expense for the three and six months, respectively, ended June 30, 2017 were net income of $104,290 and $299,972, which included interest expense of $73,830 and $146,299, gains on extinguishment of debt of $0 and $13,693, and gains related to registration payment arrangements of $178,120 and $432,578, respectively. Other income and expense for the three and six months, respectively, ended June 30, 2016 were net expense of $10,950 and net income of $493,332, which included interest expense of $69,553 and $132,772, gains on extinguishment of debt of $58,603 and $133,521, and gains related to registration payment arrangements of $0 and $492,583, respectively.

The increase in interest expense in 2017 was due to interest on the Truitt Note, which increased due to a higher outstanding balance and a higher interest rate incurred after the due date of January 31, 2017.

Gains or expense related to registration payment arrangements result from a series of Stock Subscription Agreements we entered into in 2009 and 2010 (the “Stock Subscription Agreements”). We were required to register the shares of common stock sold pursuant to the Stock Subscription Agreements under the Securities Act. Our failure to timely register the shares of common stock under the Securities Act timely resulted in our obligation to issue additional shares (“Penalty Shares”) to investors who purchased shares pursuant to the Stock Subscription Agreements. We recorded a liability on our books for the value of the estimated number of shares to be issued. We incur losses on our registration payment arrangements when the estimated number of Penalty Shares to be issued increases, or when the value of our common stock increases. We record gains on our registration payment arrangements when the estimated number of Penalty Shares to be issued decreases, or when the value of our common stock decreases.

During the three and six months, respectively, ended June 30, 2017, we had gains related to registration payment arrangements of $178,120 and $432,578, due to decreases in the value of our common stock in both periods.  We had no gain or loss related to registration payment arrangements during the three months ended June 30, 2016.  We had gains related to registration payment arrangements of $492,593 during the six months ended June 30, 2016 due to a decrease in the value of our common stock.  We expect that income or expense related to registration payment arrangements will fluctuate as the price of our common stock and the estimate of the number of Penalty Shares to be issued fluctuate.

We had no benefit from income taxes during the three and six months ended June 30, 2017 and 2016, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2017.

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

Registration Payment Arrangements. We are contractually obligated to issue shares of our common stock to certain investors for failure to timely register their shares of our common stock under the Securities Act. We have recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued. We review on a quarterly basis our estimate of the number of shares to be issued and the fair value of the stock to be issued.

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At June 30, 2017, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At June 30, 2017, we had no open contracts.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.SALES OF UNREGISTERED EQUITY SECURITIES

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

Between April 13, 2017 and April 19, 2017, the Company sold 5,000,000 shares of its common stock to two investors at a price of $0.02 per share, for an aggregate sales price of $100,000.  The sales took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D.  The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement, and with a restriction on resale.

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

On May 12, 2017, the Company issued 3,800,000 shares of common stock to an investor upon exercise of warrants to purchase common stock at an exercise price of $0.01 per share, for total consideration of $38,000.  Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and/or Section 3(a)(9) of the Securities Act and/or Regulation D.  The investor is an accredited investor, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

On May 24, 2017, the Company issued 5,000,000 shares of its common stock to a consultant in exchange for services.  The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.  The consultant is an accredited investor, and the Company issued the shares of common stock without any general solicitation or advertisement, and with a restriction on resale.

On June 13, 2017, the Company sold 3,333,334 shares of its common stock, and issued warrants purchase 333,334 shares of common stock at an exercise price of $0.04, to an investor at a price of $0.015 per share, for an aggregate sales price of $50,000.  The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

On July 17, 2017, the Company sold 1,666,667 shares of its common stock, and issued warrants purchase 166,667 shares of common stock at an exercise price of $0.04, to an investor at a price of $0.015 per share, for an aggregate sales price of $25,000.  The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

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

ITEM 6.EXHIBITS

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

Date: August 14, 2017

Geospatial Corporation (Registrant)
By:	/S/ MARK A. SMITH
Name: Title:	Mark A. Smith Chief Executive Officer
By:	/S/ THOMAS R. OXENREITER
Name: Title:	Thomas R. Oxenreiter Chief Financial Officer