Form 10-Q
period 2017-09-30
Geospatial Corp
filed 2017-11-20
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:

SEPTEMBER 30, 2017 OR

□TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-04066

GEOSPATIAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	870554463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION3

ITEM 1. FINANCIAL STATEMENTS3

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK18

ITEM 4. CONTROLS AND PROCEDURES18

PART II - OTHER INFORMATION19

ITEM 2. SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS19

ITEM 6. EXHIBITS20

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GEOSPATIAL CORPORATION INDEX

Page

FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016 AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Consolidated Balance Sheets (Unaudited)4

Consolidated Statements of Operations (Unaudited)5

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)6

Consolidated Statements of Cash Flows (Unaudited)7

Notes to Unaudited Consolidated Financial Statements8

Geospatial Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 5,662	$ 66,992
Accounts receivable	192,011	65,800
Prepaid expenses and other current assets	100,261	140,105

Total current assets	297,934	272,897

Property and equipment:
Field equipment	359,591	357,070
Field vehicles	43,285	43,285

Total property and equipment	402,876	400,355
Less: accumulated depreciation	(386,948)	(355,616)

Net property and equipment	15,928	44,739

Total assets	$ 313,862	$ 317,636

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 305,936	$ 274,319
Accrued expenses	1,098,945	813,197
Capital lease liability to related party	603	3,278
Notes payable, net of deferred debt issue costs	1,396,015	1,365,738
Accrued registration payment arrangement	76,337	522,115

Total current liabilities	2,877,836	2,978,647

Stockholders' deficit:
Preferred stock: Undesignated, $0.001 par value; 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; 3,644,578 and 4,543,654 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3,645	4,544
Common stock, $0.001 par value; 750,000,000 shares authorized at September 30, 2017 and December 31, 2016; 279,080,452 and 226,211,740 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	279,080	226,212
Additional paid-in capital	39,714,321	38,905,332
Additional paid-in capital, warrants	170,000	20,626
Accumulated deficit	(42,731,020)	(41,817,725)

Total stockholders' deficit	(2,563,974)	(2,661,011)

Total liabilities and stockholders' deficit	$ 313,862	$ 317,636

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Sales	$ 230,330	$ 132,371	$ 521,465	$ 572,371
Cost of sales	89,636	54,838	175,722	185,374

Gross profit	140,694	77,533	345,743	386,997

Selling, general and administrative expenses	431,480	463,657	1,469,427	1,240,381

Net loss from operations	(290,786)	(386,124)	(1,123,684)	(853,384)

Other income (expense):
Interest expense	(89,583)	(47,334)	(235,882)	(180,106)
Gain on extinguishment of debt	-	58,603	13,693	192,124
Registration payment arrangements	-	(482,863)	432,578	9,720

Total other income (expense)	(89,583)	(471,594)	210,389	21,738

Net income (loss) before income taxes	(380,369)	(857,718)	(913,295)	(831,646)

Provision for income taxes	-	-	-	-

Net loss	$ (380,369)	$ (857,718)	$ (913,295)	$ (831,646)

Basic and fully-diluted net loss per share of common stock	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Nine Months Months Ended September 30, 2017

(Unaudited)

						Additional
					Additional	Paid-In
	Preferred Stock		Common Stock		Paid-In	Capital,	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2016	4,543,654	$ 4,544	226,211,740	$ 226,212	$ 38,905,332	$ 20,626	$ (41,817,725)	$ (2,661,011)

Sale of common stock, net of issuance costs	-	-	23,333,335	23,333	526,667	-	-	550,000

Conversion of Series C Convertible Preferred Stock to common stock	(899,076)	(899)	17,981,520	17,981	(17,082)	-	-	-

Issuance of common stock for registration penalty	-	-	132,000	132	13,068	-	-	13,200

Exercise of warrants to purchase common stock	-	-	4,421,857	4,422	54,204	(20,626)	-	38,000

Issuance of common stock for services	-	-	7,000,000	7,000	193,000	-	-	200,000

Issuance of convertible securities with beneficial conversion features	-	-	-	-	39,132	-	-	39,132

Issuance of warrants to purchase common stock for loan concessions	-	-	-	-	-	170,000	-	170,000

Net loss for the nine months ended September 30, 2017	-	-	-	-	-	-	(913,295)	(913,295)

Balance, September 30, 2017	3,644,578	$ 3,645	279,080,452	$ 279,080	$ 39,714,321	$ 170,000	$ (42,731,020)	$ (2,563,974)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$ (913,295)	$ (831,646)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	31,332	82,670
Amortization of discount on notes payable	54,949	62,500
Amortization of deferred debt issue costs	18,613	-
Gain on extinguishment of debt	(13,693)	(192,124)
Accrued registration payment arrangement	(432,578)	(9,720)
Accrued interest payable	156,866	95,586
Issuance of common stock for services	200,000	-
Changes in operating assets and liabilities:
Accounts receivable	(126,210)	(23,871)
Prepaid expenses and other current assets	39,844	22,971
Accounts payable	54,869	(10,832)
Accrued expenses	327,322	74,127
Due to related parties	-	(504)

Net cash used in operating activities	(601,981)	(730,843)

Cash flows from investing activities:
Purchase of property and equipment	(2,521)	(15,202)

Net cash used in investing activities	(2,521)	(15,202)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	250,000
Principal payments on notes payable	(42,153)	(156,881)
Principal payments on capital lease liabilities	(2,675)	(2,599)
Proceeds from sale of common stock, net of offering costs	550,000	100,000
Proceeds from exercise of warrants to purchase common stock	38,000	110,000
Proceeds from sale of Series C Convertible Preferred Stock, net of offering costs	-	543,373

Net cash provided by financing activities	543,172	843,893

Net change in cash and cash equivalents	(61,330)	97,848

Cash and cash equivalents at beginning of period	66,992	16,962

Cash and cash equivalents at end of period	$ 5,662	$ 114,810

Supplemental disclosures:
Cash paid during period for interest	$ 5,454	$ 22,020
Cash paid during period for income taxes	-	-
Non-cash transactions:
Issuance of common stock for registration penalty	13,200	1,080
Liabilities settled by issuance of notes payable	51,227	33,416
Issuance of convertible securities with beneficial conversion features	39,132	-
Issuance of common stock in settlement of liabilities	-	1,201,176
Issuance of Series C Convertible Preferred Stock in settlement of liabilities	-	358,731
Issuance of warrants to purchase common stock in settlement of liabilities	-	54,278
Issuance of common stock for services	200,000	-
Issuance of warrants to purchase common stock for loan concessions	170,000	-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements included herein have been prepared by Geospatial Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and regulations issued pursuant to the Securities Exchange Act of 1934, as amended.  Accordingly, the accompanying Unaudited Consolidated Financial Statements do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying Unaudited Consolidated Financial Statements as of and for the nine months ended September 30, 2017 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2016.  In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Consolidated Financial Statements, are of a normal and recurring nature.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other interim periods, or any future year or period.

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

Note 2 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2017	2016

Payroll and taxes	$ 904,508	$ 632,678
Accounting	76,976	62,792
Contractors and subcontractors	10,227	10,227
Interest	2,243	2,150
Other	104,991	105,350

Accrued expenses	$ 1,098,945	$ 813,197

Note 3 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer.  The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff.  Mr. Smith has agreed to suspend collection of rent effective April 1, 2016.  No rent will accrue during the suspension.  The lease is cancellable by either party upon 30 days’ notice.  The Company incurred no lease expense during the three and nine months ended September 30, 2017, and $0 and $19,500 of lease expense during the three and nine months ended September 30, 2016, respectively.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leases a field vehicle from Mr. Smith.  The lease is for 60 months, and is for substantially the same terms for which Mr. Smith leases the vehicle from the manufacturer.  Interest on the lease amounted to $9 and $34 for the three months ended September 30, 2017 and 2016, respectively, and $46 and $122 for the nine months ended September 30, 2017 and 2016, respectively.  The lease is recorded as a capital lease.  At September 30, 2017, gross assets recorded under the lease and associated accumulated depreciation were $16,870 and $16,448, respectively.  Future minimum payments under the capital lease are as follows as of September 30, 2017:

Balance of 2017	$ 605
Thereafter	-
Total minimum payments	605
Less: minimum interest payments	(2)
Minimum principal payments	$ 603

Note 4 – Notes Payable

Current notes payable consisted of the following:

	September 30, 2017	December 31, 2016

Secured Promissory Note, net of deferred debt issue costs, payable to an individual, bearing interest at 10% per annum, due January 31, 2017, net of discount.  On August 31, 2017, the due date was amended to June 1, 2018.  From January 31, 2017 to August 31, 2017, the note bore interest at 20%.  After August 31, 2017, the note bears interest at 15%.  The note is convertible to common stock at 75% of the weighted average trading price, and is secured by substantially all the assets of the Company

	$ 1,353,877	$ 1,332,920
Note payable under settlement agreement with vendor, payable monthly over 10 months, with no interest	2,560	-
Notes payable under settlement agreements with former employees, payable monthly with terms of up to 16 months, with interest rates ranging from 0% to 20%	39,578	32,818
Current notes payable	$ 1,396,015	$ 1,365,738

Note 5 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Current:
Federal	$ -	$ -	$ -	$ -
State	-	-	-	-
	-	-	-	-
Deferred:
Federal	(113,240)	(116,029)	(279,482)	(261,352)
State	(35,949)	(36,834)	(88,725)	(82,969)
	(149,189)	(152,863)	(368,207)	(344,321)
Total income taxes	(149,189)	(152,863)	(368,207)	(344,321)

Less: valuation allowance	149,189	152,863	368,207	344,321

Net income taxes	$ -	$ -	$ -	$ -

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	6.5	6.5	6.5	6.5
Valuation allowance	(41.5)	(41.5)	(41.5)	(41.5)

Effective rate	0.0%	0.0%	0.0%	0.0%

Note 5 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below.  A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	September 30, 2017	December 31, 2016
Start-up costs	$ 20,283	$ 35,033
Depreciation	(41,128)	(37,423)
Accrued expenses	305,809	745,103
Net operating loss carryforward	16,934,258	15,714,795

Deferred income taxes	17,219,223	16,457,508
Less: valuation allowance	(17,219,223)	(16,457,508)

Net deferred income taxes	$ -	$ -

At September 30, 2017, the Company had federal and state net operating loss carryforwards of approximately $40,805,000.  The federal and state net operating loss carryforwards will expire beginning in 2021 and 2026, respectively.  The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

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

The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net loss	$ (380,369)	$ (857,718)	$ (913,295)	$ (831,646)

Weighted average number of shares of common stock outstanding	274,660,162	149,451,206	257,745,741	146,393,639
Dilutive potential shares of common stock	274,660,162	149,451,206	257,745,741	146,393,639

Net loss per share of common stock:
Basic	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

Note 6 – Net Income (Loss) Per Share of Common Stock (continued)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Series C Convertible Preferred Stock	72,891,560	77,503,160	75,526,216	53,222,914
Options and warrants to purchase common stock	16,018,393	71,378,151	29,147,461	68,205,580
Secured Promissory Note	56,315,086	6,732,841	34,593,939	15,097,294

Total	145,225,039	150,579,542	139,267,616	136,525,788

Note 7 – Stock-Based Payments

During the nine months ended September 30, 2017, the Company granted warrants to purchase 1,833,334 shares of the Company’s common stock to investors in connection with investments in the Company’s common stock.  The Company issued warrants to purchase 20,000,000 shares of the Company’s common stock to the holder of the Secured Promissory Note pursuant to an amendment of the Secured Promissory Note.  The Company recorded deferred debt issue costs of $170,000, the fair value of the warrants.  The Company also issued 7,000,000 shares of common stock to vendors in consideration for services.  The Company recorded expense of $200,000, the fair value of the services received.

Note 8 – Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms.  The Company accounts for such concessions in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 470-60, Troubled Debt Restructurings by Debtors, and ASC 405-20, Extinguishment of Liabilities, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan.  Such gains are included as “Gains on extinguishment of debt” in “Other income and expenses” on the Company’s Consolidated Statement of Operations.  In addition, the Company has accounts payable that have aged or are expected to age beyond the statute of limitations.  The Company is amortizing those liabilities over the remaining term of the statute of limitations.  No gain or loss on extinguishment was recorded during the three months ended September 30, 2017. Gains on extinguishment of $58,603 were recorded during the three months ended September 30, 2016, and gains of $13,693 and $192,124 were recorded during the nine months ended September 30, 2017 and 2016, respectively.

Note 9 – Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”).  The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued.  The Company measures fair value by the price of its common stock at its most recent sale.  The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly.  The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $76,337 and $522,115 at September 30, 2017 and December 31, 2016, respectively.  Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements”.  The Company had no gain or loss from registration payment arrangements of during the three months ended September 30, 2017.  The Company had losses from registration payment arrangements of $482,863 during the three months ended September 30, 2016.  The Company had gains of $432,578 and $9,720 during the nine months ended September 30, 2017 and 2016, respectively.

ITEM 2:MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2016, filed with our Annual Report on Form 10-K on April 14, 2017, and our financial statements and notes thereto as of and for the three and nine months ended September 30, 2017, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

At September 30, 2017, we had current assets of $297,934, and current liabilities of $2,877,836.

Our Company has incurred net losses since inception.  Our operations and capital requirements have been funded by sales of our common and preferred stock, advances from our chief executive officer, and issuance of notes payable.  At September 30, 2017, current liabilities exceeded current assets by $2,579,902, and total liabilities exceeded total assets by $2,563,974.  Those factors raise doubts about our ability to continue as a going concern.

On April 2, 2015, we entered into a Note and Warrant Purchase Agreement with David M. Truitt, pursuant to which Mr. Truitt loaned us $1,000,000 pursuant to a Secured Note Payable (as amended, the “Truitt Note”) that is secured by substantially all of the Company’s assets, and is convertible at the holder’s option to shares of the Company’s common stock at a discount to our trading value.  The Truitt Note was originally due on October 2, 2015.  On January 26, 2016, we entered into an Agreement and Amendment with Mr. Truitt (the “January 2016 Amendment”), pursuant to which Mr. Truitt loaned us an additional $250,000, and extended the due date of the Truitt Note to July 31, 2016.  We also issued Mr. Truitt warrants to purchase 25.0 million shares of our common stock in connection with the January 2016 Amendment.  On August 12, 2016, we entered into an Agreement and Amendment with Mr. Truitt (the “August 2016 Amendment”), pursuant to which Mr. Truitt agreed to extend the maturity date of the Truitt Note to January 31, 2017 in consideration for the Company issuing to Mr. Truitt warrants to purchase 12.0 million shares of the Company’s common stock.  On November 9, 2016, we made a payment of $200,000 of the balance of the Truitt Note.  On December 14, 2016, we entered into a Note and Warrant Purchase Agreement (together with the Truitt Note, as amended, the “Truitt Notes”) with Mr. Truitt, pursuant to which Mr. Truitt loaned the Company an additional $100,000 subject to the terms of the Truitt Note, and the Company issued to Mr. Truitt warrants to purchase 100,000 shares of the Company’s common stock.  On August 31, 2017, we entered into an Agreement and Amendment with Mr. Truitt (the “August 2017 Amendment”) pursuant to which (i) the maturity date of the Truitt Notes were extended to June 1, 2018;  (ii) the price at which the Truitt Notes are convertible to shares of the Company’s common stock was amended to institute a floor of $0.02 per share;  (iii) the interest rate on the Truitt Notes were amended to 15% per annum effective upon the execution of the August 2017 Amendment;  (iv) the events of default under the Truitt Notes were waived; and (v) the Company delivered to Mr. Truitt a warrant to purchase 20.0 million shares of the Company’s common stock at a price of $0.01 per share.

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

In 2017, we sold 23.3 million shares of common stock for $550,000.  We received $38,000 for exercises of warrants to purchase 4.4 million shares of common stock, and we issued 7.0 million shares of common stock in consideration for services with a fair value of $200,000.

Management is continuing its efforts to secure funding sufficient for the Company’s operating and capital requirements through private sales of Series C Stock and common stock, and to negotiate settlements or extensions of existing liabilities.  The proceeds of such sales of stock, if any, will be used to repay the Truitt Notes and to fund general working capital needs.

We changed the focus of our company to position us to generate revenue from both data acquisition and data management.  We expanded our service offerings to provide data acquisition services utilizing twelve different technologies.  We developed new, cloud-based mapping software to be marketed under our existing name GeoUndergound that replaces our previous version of GeoUnderground.  We currently utilize GeoUnderground to deliver data to customers.  We intend to offer GeoUnderground as a subscription-based stand-alone product.  We believe that our changes to our operating focus will enable us to begin to generate significant revenue from operations.

We believe that our actions and planned actions will enable us to finance our operations beyond the next twelve months.

We do not believe that inflation and changing prices will have a material impact on our net sales and revenues, or on income from continuing operations.

Results of Operations

We had sales of $230,330 and $521,465 during the three and nine months, respectively, ended September 30, 2017.  Cost of sales were $89,636 and $175,722 for the three and nine months, respectively, ended September 30, 2017.  Sales were $132,371 and $572,371 during the three and nine months, respectively, ended September 30, 2016.  Cost of sales were $54,838 and $185,374 during the three and nine months, respectively, ended September 30, 2016.  Our sales have fluctuated throughout 2017 and 2016 as our ability to market and perform jobs was hampered by our financial condition.  We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

Selling, general, and administrative (“SG&A”) expenses were $431,480 and $1,469,427 for the three and nine months, respectively, ended September 30, 2017.  SG&A expenses were $463,657 and $1,240,381 for the three and nine months, respectively, ended September 30, 2016.  The decrease in SG&A costs for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to a decrease in sales and marketing expenses due to budget constraints, and decreases in taxes and licenses due to a decrease in estimated franchise tax liabilities.  The increase in SG&A expenses for the nine months ended September 30, 2017 compared to September 30, 2016 is due to increased payroll cost related to an increase in staffing, and professional fees due to investor relations and investment banking expenses incurred in 2017.  The increases in payroll cost and professional fees were partially offset by a decrease in rent expense due to a suspension of rent effective April 1, 2016.

Other income and expense for the three and nine months, respectively, ended September 30, 2017 were net expense of $89,583 and net income of $210,389.  Other expense for the three months ended September 30, 2017 consisted entirely of interest expense.  Net other income for the nine months ended September 30, 2017 included interest expense of $235,882, gains on extinguishment of debt of $13,693, and gains related to registration payment arrangements of $432,578.  Other income and expense for the three and nine months, respectively, ended September 30, 2016 were net expense of $471,594 and net income of $21,738.  Included in other income and expense for the three and nine months, respectively, ended September 30, 2016 was interest expense of $58,603 and $192,124, respectively, gains on extinguishment of debt of $58,603 and $192,124, respectively, and gains (losses) related to registration payment arrangements of ($482,683) and $9,720, respectively.

The increase in interest expense in 2017 was due to interest on the Truitt Note, which increased due to a higher outstanding balance, a higher interest rate incurred after the due date of January 31, 2017, and amortization of deferred debt issue costs incurred after August 31, 2017.

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

We had no gain or loss related to registration payment arrangements during the three months ended September 30, 2017.  During the nine months ended September 30, 2017, we had gains related to registration payment arrangements of $432,578 due to a decrease in the value of our common stock.  During the three months ended September 30, 2016, we had losses from registration payment arrangements of $482,863 due to an increase in the value of our common stock.  We had gains related to registration payment arrangements of $9,720 during the nine months ended September 30, 2016 due to a decrease in the estimated number of Penalty Shares to be issued.  We expect that income or expense related to registration payment arrangements will fluctuate as the price of our common stock and the estimate of the number of Penalty Shares to be issued fluctuate.

We had no benefit from income taxes during the three and nine months ended September 30, 2017 and 2016, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2017.

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At September 30, 2017, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years.  This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization.  We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts.  We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At September 30, 2017, we had no open contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.SALES OF UNREGISTERED EQUITY SECURITIES

Between July 17, 2017 and August 22, 2017, the Company sold 10,000,001 shares of its common stock, and issued warrants purchase 1,000,001 shares of common stock at an exercise price of $0.04, to an investor at a price of $0.015 per share, for an aggregate sales price of $150,000.  The sale took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D.  The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement, and with a restriction on resale.

On August 31, 2017, the Company issued to an investor warrants to purchase 20,000,000 shares of its common stock at a price of $0.01 per share, which are exercisable through August 31, 2022.  The issuance took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D.  The investor is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

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

ITEM 6.EXHIBITS

Exhibit	Description

31.1	Rule 13a-14(a) Certification of Mark A. Smith
31.2	Rule 13a-14(a) Certification of Thomas R. Oxenreiter
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Extension Schema
101.LAB	XBRL Labels Linkbase
101.DEF	XBRL Definitions Linkbase
101.CAL	XBRL Calculations Linkbase
101.PRE	XBRL Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 20, 2017

Geospatial Corporation (Registrant)
By:		/S/ MARK A. SMITH
Name: Title:		Mark A. Smith Chief Executive Officer
By:	/S/	THOMAS R. OXENREITER
Name: Title:		Thomas R. Oxenreiter Chief Financial Officer