Form 10-K
period 2017-12-31
Geospatial Corp
filed 2018-04-16
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2017

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Aggregate market value of voting common stock held by non-affiliates of the registrant at June 30, 2017: $4,780,952. For purposes of this calculation, executive officers, directors, and persons holding in excess of 5% of the outstanding shares of common stock are considered affiliates.

Number of shares of common stock outstanding as of April 2, 2018: 302,497,119.

Documents incorporated by reference: None.

GEOSPATIAL CORPORATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The statements set forth under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” and “Business,” and other statements included elsewhere in this Annual Report and Form 10-K, which are not historical, constitute “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, including statements regarding the expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to our business or our subsidiaries or our management, are intended to identify Forward-Looking Statements. These Forward-Looking Statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. Forward-Looking Statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

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

Item 1: Business

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

We provide two types of services to our clients, data acquisition and data management. Data acquisition entails utilizing various technologies to accurately locate the exact position and depth of underground pipelines and conduits along with information on existing aboveground infrastructure. We provide data management services in which we securely manage this critical infrastructure data through the licensing of our cloud-based GeoUnderground Geographic Information System (“GIS”) software.

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

We have dedicated considerable technical and financial resources to research and development to further enhance our existing products and to create new software products and data acquisition technologies. Our software is primarily developed internally. However, we also use independent firms or contractors to perform some of our product development activities.

We spent $10,600 and $11,280 on research and development during the years ended December 31, 2017 and 2016, respectively.

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

We hope to establish Regional Technical Sales Managers (“RTSMs”) in various sales regions across the United States, Canada, the Middle East, and Australia. Each RTSM will be responsible for developing and implementing a sales program which meets our specific targets. As business is developed in each sales region, we expect field technicians to be assigned to work under each RTSM to assist the RTSM in performing pipeline mapping services.

We would like to engage in direct-sale marketing efforts, whereby we will require that each of our RTSMs establish relationships and schedule webinar meetings with GIS and utilities managers, engineering companies, major utility companies and major utility contractors within each of their respective sales regions in order to demonstrate our data acquisition technologies, GeoUnderground, and its associated benefits. We also intend to demonstrate the use and functionality of GeoUnderground at numerous national and regional trade shows sponsored by related industry groups. In addition, we will expect each RTSM to generate sales leads through social media and webinars.

Financing

From January 1, 2016 through December 31, 2017, we raised approximately $1.8 million in cash through the private sale of our common stock and exercises of warrants to purchase common stock and Series C Convertible Preferred Stock (“Series C Stock”). In addition, during that period, we raised approximately $350,000 in cash through the issuance of notes payable, converted approximately $1.6 million of our liabilities to common stock, warrants to purchase common stock, and Series C Stock, and issued common stock for services totaling approximately $326,000. We intend to continue to sell our common stock and Series C Convertible Preferred Stock in private transactions to fund our general working capital needs.

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

Customers

To date, we have successfully completed approximately 250 projects for a varied group of clients including contractors, municipalities, government agencies, utilities, telecoms, and engineering companies.

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

Personnel

We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. As of April 2, 2018, we had eight employees, all of whom are full-time employees. We believe that our relations with these employees are good. None of our employees are represented by a labor union or otherwise represented under a collective bargaining agreement.

Environmental Compliance

As our services are applicable to a large number of pipeline industry segments, we will be working, in many cases, in and around environmentally-sensitive areas, and with pipeline materials that may require specific environmental training and strict environmental procedures and guidelines. Failure to comply with these federal, state, or local environmental regulations could result in substantial penalties or fines. We have not incurred any material costs of environmental regulations during 2017 or 2016.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Properties

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not listed on any national securities exchange or any national market system. Trading of our common stock is currently conducted on the OTCQB under the symbol “GSPH”.

The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2016	$0.07	$0.03
June 30, 2016	$0.11	$0.04
September 30, 2016	$0.20	$0.06
December 31, 2016	$0.14	$0.04
March 31, 2017	$0.03	$0.02
June 30, 2017	$0.05	$0.03
September 30, 2017	$0.03	$0.03
December 31, 2017	$0.03	$0.02

Number of Shareholders

As of April 2, 2018, there were approximately 220 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	22,312,500	$ 0.09	3,537,500
Equity compensation plans not approved by security holders	-	-	-

Total	22,312,500	$ 0.09	3,537,500

Sales of Unregistered Securities

On November 2, 2017, the Company issued 1,750,000 shares of the Company’s common stock to a consultant in exchange for services.  The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.  The consultant is an accredited investor, and the Company issued the shares of common stock without any general solicitation or advertisement, and with a restriction on resale.

Between December 4, 2017 and February 20, 2018, the Company sold 11,666,667 shares of its common stock at a price of $0.015 per share and issued warrants to purchase 1,167,000 shares of common stock at an exercise price of $0.04, to two investors, for an aggregate sales price of $175,000.  The sales took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D.  The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement, and with a restriction on resale.

On February 22, 2018, the Company issued 10,000,000 shares of its common stock to an investor upon the exercise of warrants to purchase common stock at an exercise price of $0.01 per share, for an aggregate exercise price of $100,000. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and/or Section 3(a)(9) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

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

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our financial statements and the related notes thereto appearing elsewhere in this report.

Some of the information contained in this MD&A or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes Forward-Looking Statements that involve risks and uncertainties. See “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” above.

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

Liquidity and Capital Resources

At December 31, 2017, we had current assets of $192,838, and current liabilities of $3,043,809.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common and preferred stock, advances from our chief executive officer, and issuance of notes payable. At December 31, 2017, current liabilities exceeded current assets by $2,850,971, and total liabilities exceeded total assets by $2,838,495. Those factors raise doubts about our ability to continue as a going concern.

On April 2, 2015, we entered into a Note and Warrant Purchase Agreement with David M. Truitt, pursuant to which Mr. Truitt loaned us $1,000,000 pursuant to a Secured Note Payable (as amended, the “Truitt Note”) that is secured by substantially all of the Company’s assets, and is convertible at the holder’s option to shares of the Company’s common stock at a discount to our trading value.  The Truitt Note was originally due on October 2, 2015.  On January 26, 2016, we entered into an Agreement and Amendment with Mr. Truitt (the “January 2016 Amendment”), pursuant to which Mr. Truitt loaned us an additional $250,000, and extended the due date of the Truitt Note to July 31, 2016.  We also issued Mr. Truitt warrants to purchase 25.0 million shares of our common stock in connection with the January 2016 Amendment.  On August 12, 2016, we entered into an Agreement and Amendment with Mr. Truitt (the “August 2016 Amendment”), pursuant to which Mr. Truitt agreed to extend the maturity date of the Truitt Note to January 31, 2017, in consideration for the Company issuing to Mr. Truitt warrants to purchase 12.0 million shares of the Company’s common stock.  On November 9, 2016, we made a payment of $200,000 of the balance of the Truitt Note.  On December 14, 2016, we entered into a Note and Warrant Purchase Agreement (together with the Truitt Note, as amended, the “Truitt Notes”) with Mr. Truitt, pursuant to which Mr. Truitt loaned the Company an additional $100,000 subject to the terms of the Truitt Note, and the Company issued to Mr. Truitt warrants to purchase 100,000 shares of the Company’s common stock.  On August 31, 2017, we entered into an Agreement and Amendment with Mr. Truitt (the “August 2017 Amendment”) pursuant to which (i) the maturity date of the Truitt Notes were extended to June 1, 2018;  (ii) the price at which the Truitt Notes are convertible to shares of the Company’s common stock was amended to institute a floor of $0.02 per share;  (iii) the interest rate on the Truitt Notes were amended to 15% per annum effective upon the execution of the August 2017 Amendment;  (iv) the events of default under the Truitt Notes were waived; and (v) the Company delivered to Mr. Truitt a warrant to purchase 20.0 million shares of the Company’s common stock at a price of $0.01 per share.   We currently do not have the ability to pay the Truitt Notes.

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

In 2017, we sold approximately 28.3 million shares of common stock for $625,000.  We received $38,000 for exercises of warrants to purchase 4.4 million shares of common stock, and we issued approximately 8.8 million shares of common stock in consideration for services with a fair value of approximately $226,000.

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

Results of Operations for the Years Ended December 31, 2017 and 2016

Sales were $686,815 for the year ended December 31, 2017, compared to $769,671 for the year ended December 31, 2016. Cost of sales was $220,491 for the year ended December 31, 2017, compared to $259,782 for the year ended December 31, 2016. Our sales fluctuated throughout 2017 and 2016 as our ability to market and perform jobs was hampered by our financial condition. We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

SG&A expenses were $1,895,526 for the year ended December 31, 2017, compared to $1,686,635 for the year ended December 31, 2016. The increase in SG&A costs for the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to an increase in staffing and an increase in professional services, primarily for investor relations fees.

Other income and expense for the year ended December 31, 2017 was a net income of $129,116, which included interest expense of $349,798, gains on extinguishment of debt of $47,852, income related to registration payment arrangements of $432,578, and a loss on foreign currency exchange of $1,516.  Other income and expense for the year ended December 31, 2016 was a net expense of $14,728, which included interest expense of $272,908, gains on extinguishment of debt of $248,460, and income related to registration payment arrangements of $9,720. The increase in interest expense in 2017 was due to increased interest on the Truitt Note in 2017. The gains on extinguishment of debt resulted from settlement agreements on prior liabilities and reduction of prior accounts payable that have extended beyond the statute of limitations.

Gains and losses related to registration payment arrangements result from a series of Stock Subscription Agreements we entered into in 2009 and 2010 (the “Stock Subscription Agreements”). We were required to register the shares of common stock sold pursuant to the Stock Subscription Agreements under the Securities Act. Our failure to register the shares of common stock under the Securities Act resulted in our obligation to issue additional shares (“Penalty Shares”) to investors who purchased shares pursuant to the Stock Subscription Agreements. We recorded a liability on our books for the value of the estimated number of Penalty Shares to be issued. We incur losses on our registration payment arrangements when the estimated number of Penalty Shares to be issued increases, or when the value of our stock increases. We record gains on our registration payment arrangements when the estimated number of Penalty Shares to be issued decreases, or when the value of our stock decreases. We recorded gains related to registration payment arrangements of $432,578 and $9,720 during 2017 and 2016, respectively, which resulted from decreases in the estimated value of our stock due to a decrease in stock price. We expect that gains or losses related to registration payment arrangements will fluctuate as the price of our stock and the estimate of the number of Penalty Shares to be granted fluctuate.

We had no net benefit from income taxes, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2017.

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At December 31, 2017, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At December 31, 2017, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplemental Data

GEOSPATIAL CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Geospatial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Geospatial Corporation (a Nevada corporation) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the financial statements, the Company has incurred net losses since inception, operations and capital requirements since inception have been funded by sales of stock, short and long term loans and advances from its chief executive officer and current liabilities exceed current assets by $2,850,971.  These conditions raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2009.

Goff Backa Alfera and Company, LLC

Pittsburgh, Pennsylvania

April 12, 2018

Geospatial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$ 8,357	$ 66,992
Accounts receivable	92,400	65,800
Prepaid expenses and other current assets	92,081	140,105

Total current assets	192,838	272,897

Property and equipment:
Field equipment	359,591	357,070
Field vehicles	43,285	43,285

Total property and equipment	402,876	400,355
Less: accumulated depreciation	(390,400)	(355,616)

Net property and equipment	12,476	44,739

Total assets	$ 205,314	$ 317,636

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 248,745	$ 274,319
Accrued expenses	1,231,553	813,197
Current portion of capital lease liability to related party	-	3,278
Notes payable	1,487,174	1,365,738
Accrued registration payment arrangement	76,337	522,115

Total current liabilities	3,043,809	2,978,647

Stockholders' deficit:

Preferred stock: Undesignated, $0.001 par value; 20,000,000 shares authorized at December 31, 2017 and 2016; andno shares issued and outstanding at December 31, 2017 and 2016	-	-
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2017 and 2016	-	-
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2017 and December 31, 2016; 3,644,578 and 4,543,654 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	3,645	4,544
Common stock, $0.001 par value; 750,000,000 shares authorized at December 31, 2017 and 2016; 285,830,452 and 226,211,740 shares issued and outstanding at December 31, 2017 and 2016, respectively	285,830	226,212
Additional paid-in capital	39,819,841	38,905,332
Additional paid-in capital, warrants	170,000	20,626
Accumulated deficit	(43,117,811)	(41,817,725)

Total stockholders' deficit	(2,838,495)	(2,661,011)

Total liabilities and stockholders' deficit	$ 205,314	$ 317,636

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

Sales	$ 686,815	$ 769,671
Cost of sales	220,491	259,782

Gross profit	466,324	509,889

Selling, general and administrative expenses	1,895,526	1,686,635

Net loss from operations	(1,429,202)	(1,176,746)

Other income (expense):
Interest expense	(349,798)	(272,908)
Gain on extinguishment of debt	47,852	248,460
Registration payment arrangements	432,578	9,720
Loss on foreign currency exchange	(1,516)	-

Total other income (expense)	129,116	(14,728)

Net loss before income taxes	(1,300,086)	(1,191,474)

Provision for income taxes	-	-

Net loss	$ (1,300,086)	$ (1,191,474)

Basic and fully-diluted net loss per share of common stock	$ 0.00	$ (0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2017 and 2016

						Additional
					Additional	Paid-In
	Preferred Stock		Common Stock		Paid-In	Capital,	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2015	-	$ -	143,336,073	$ 143,336	$ 36,031,156	$ -	$ (40,626,251)	$ (4,451,759)

Sale of Series C Convertible Preferred Stock, net of issuance costs	2,750,000	2,750	-	-	540,623	-	-	543,373

Sale of common stock, net of issuance costs	-	-	1,375,000	1,375	98,625	-	-	100,000

Issuance of common stock in settlement of liabilities	-	-	33,048,667	33,049	1,168,127	-	-	1,201,176

Issuance of Series C Convertible Preferred Stock in settlement of liabilities	1,793,654	1,794	-	-	356,937	-	-	358,731

Exercise of warrants to purchase common stock, net of issuance costs	-	-	47,200,000	47,200	458,452	(33,652)	-	472,000

Conversion of liabilities to warrants to purchase common stock	-	-	-	-	-	54,278	-	54,278

Issuance of convertible securities with beneficial conversion features	-	-	-	-	137,184	-	-	137,184

Issuance of common stock for registration penalty	-	-	252,000	252	15,228	-	-	15,480

Issuance of common stock for services	-	-	1,000,000	1,000	99,000	-	-	100,000

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	(1,191,474)	(1,191,474)

Balance, December 31, 2016	4,543,654	4,544	226,211,740	226,212	38,905,332	20,626	(41,817,725)	(2,661,011)

Sale of common stock, net of issuance costs	-	-	28,333,335	28,333	596,667	-	-	625,000

Exercise of warrants to purchase common stock	-	-	4,421,857	4,422	54,204	(20,626)	-	38,000

Issuance of convertible securities with beneficial conversion features	-	-	-	-	50,152	-	-	50,152

Issuance of common stock for registration penalty	-	-	132,000	132	13,068	-	-	13,200

Conversion of Series C Convertible Preferred Stock to common stock	(899,076)	(899)	17,981,520	17,981	(17,082)	-	-	-

Issuance of common stock for services	-	-	8,750,000	8,750	217,500	-	-	226,250

Issuance of warrants to purchase common stock for loan concessions	-	-	-	-	-	170,000	-	170,000

Net loss for the year ended December 31, 2017	-	-	-	-	-	-	(1,300,086)	(1,300,086)

Balance, December 31, 2017	3,644,578	$ 3,645	285,830,452	$ 285,830	$ 39,819,841	$ 170,000	$ (43,117,811)	$ (2,838,495)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$ (1,300,086)	$ (1,191,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,784	110,408
Amortization of deferred debt issue costs	75,693	-
Amortization of discount on notes payable	65,969	121,368
Gain on extinguishment of debt	(47,852)	(248,460)
Accrued registration payment arrangement	(432,578)	(9,720)
Accrued interest payable	201,005	125,376
Issuance of common stock for services	226,250	100,000
Liabilities settled by issuance of notes payable	-	4,000
Changes in operating assets and liablities:
Accounts receivable	(26,600)	(21,700)
Prepaid expenses and other current assets	48,024	(28,178)
Accounts payable	31,837	(27,114)
Accrued expenses	459,931	76,534
Due to related parties	-	(504)

Net cash used in operating activities	(663,623)	(989,464)

Cash flows from investing activities:
Purchase of property and equipment	(2,521)	(17,991)

Net cash used in investing activities	(2,521)	(17,991)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	350,000
Principal payments on notes payable	(52,213)	(404,409)
Principal payments on capital lease liabilities	(3,278)	(3,479)
Proceeds from sale of common stock, net of offering costs	625,000	100,000
Proceeds from sale of Series C Convertible Preferred Stock, net of offering costs	-	543,373
Proceeds from exercise of warrants to purchase common stock, net of offering costs	38,000	472,000

Net cash provided by financing activities	607,509	1,057,485

Net change in cash and cash equivalents	(58,635)	50,030

Cash and cash equivalents at beginning of period	66,992	16,962

Cash and cash equivalents at end of period	$ 8,357	$ 66,992

Supplemental disclosures:
Cash paid during period for interest	$ 7,131	$ 26,164
Cash paid during period for income taxes	-	-
Non-cash transactions:
Issuance of common stock in settlement of liabilities	-	1,201,176
Issuance of Series C Convertible Preferred Stock in settlement of liabilities	-	358,731
Issuance of warrants to purchase common stock in settlement of liabilities	-	54,278
Issuance of common stock for services	226,250	100,000
Issuance of notes payable in settlement of liabilities	51,227	37,416
Issuance of common stock for registration penalty	13,200	15,480
Issuance of convertible securities with beneficial conversion features	50,152	137,184

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include:

•Estimated useful lives of property and equipment;

•Estimated costs to complete fixed-price contracts;

•Realization of deferred income tax assets;

•Estimated number and value of shares to be issued pursuant to registration payment arrangements;

These estimates are discussed further throughout these Notes to Financial Statements.

Going Concern

Since its inception, the Company has incurred net losses. In addition, the Company’s operations and capital requirements have been funded since its inception by sales of its common and preferred stock and advances from its chief executive officer.  At December 31, 2017, the Company’s current liabilities exceeded its current assets by $2,850,971, and total liabilities exceeded total assets by $2,838,495.  Those factors create an uncertainty about the Company’s ability to continue as a going concern.  The Company’s management has implemented plans to secure financing sufficient for the Company’s operating and capital requirements, and to negotiate settlements or extensions of existing liabilities.  There can be no assurance that such efforts will be successful.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Accounting Method

The Company’s financial statements are prepared on the accrual method of accounting.

Cash and Cash Equivalents

The Company considers all highly liquid debt investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are presented in the balance sheet net of estimated uncollectible amounts.  The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses.  Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company had no allowance for doubtful accounts at December 31, 2017 and 2016.

Property and Equipment

Property and equipment are carried at cost.  Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, and accelerated methods for tax purposes, based on estimated useful lives ranging from three to ten years.  Depreciation expense was $34,784 and $110,408 for the years ended December 31, 2017 and 2016, respectively.

Expenditures for major renewals and betterments that materially extend the useful lives of assets are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

The Company leases equipment under leases with terms of three years.  Each lease is analyzed using the criteria in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases, to determine whether the lease is a capital or operating lease.  Capital leases are recorded at the inception of the lease as property and equipment, and a capital lease liability of the same amount, at the lesser of the fair value of the leased asset or the present value of the minimum lease payments.  Assets recorded under capital lease agreements are depreciated over their estimated useful lives.  Depreciation of assets recorded under capital leases is included with depreciation expense related to owned assets.  At December 31, 2017, assets under capital leases amounted to $16,870, and were fully depreciated.  At December 31, 2016, assets under capital leases and the related accumulated depreciation amounted to $16,870 and $13,918, respectively.

Revenue Recognition

The Company records revenue when all of the following criteria are met:

•Persuasive evidence of an arrangement exists;

•Delivery has occurred or services have been rendered;

•The price to the buyer is fixed or determinable; and

•Collectability is reasonably assured.

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

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

Deferred Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the related debt.  Unamortized deferred debt issuance costs amounted to $94,307 at December 31, 2017.  The deferred debt issuance costs were fully amortized at December 31, 2016.

Convertible Securities with Beneficial Conversion Features

During 2015, the Company issued a Secured Promissory Note of $1,000,000.  The Company took additional loans of $350,000 against the Secured Promissory Note in 2016.  The Secured Promissory Note is convertible at the lender’s option to the Company’s common stock at a price per share of 75% of the average bid price of the Company’s common stock for the ten trading days preceding the conversion.  The Company recorded the Secured Promissory Note in accordance with FASB ASC 470-20, Debt with Conversion and Other Options.  The Company determined that the discount to market price on the conversion feature was a beneficial conversion feature, and that the intrinsic value of the conversion feature of loans taken and interest accrued during the years ended December 31, 2017 and 2016 was $50,152 and $137,184, respectively.  These amounts were recognized as additional paid-in capital and as a discount on the Secured Promissory Note.  Amortization of the discount on the Secured Promissory Note totaled $65,969 and $121,368 during the years ended December 31, 2017 and 2016, respectively.

Accounting for Derivatives

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value, and is revalued at each reporting date, with changes in the fair value reported in the statements of operations.

The Company has determined that the option to settle the Secured Promissory Note in shares of the Company’s common stock is a derivative instrument.  No additional liability was recorded for the derivative instrument. From the issuance of the Secured Promissory Note through August 31, 2017, a potentially unlimited number of shares could have been required to settle the Secured Promissory Note.  On August 31, 2017, the Company and the lender entered into an Agreement and Amendment that instituted a floor on the conversion price, which limits the potential number of shares that could be required to settle the Secured Promissory Note.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The Company is subject to taxation in various jurisdictions.  The Company continues to remain subject to examination by U.S. federal authorities and various state authorities for the years 2009 through 2017.  Due to financial constraints, the Company has not filed its federal tax returns for 2009 through 2017.

Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms.  The Company accounts for such concessions in accordance with FASB ASC 470-60, Troubled Debt Restructurings by Debtors, and FASB ASC 405-20, Extinguishment of Liabilities, and recognizes gains the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan.  Such gains are included as “Gains on extinguishment of debt” in “other income and expenses” on the Company’s Consolidated Statement of Operations.   In addition, the Company has accounts payable that has aged or is expected to age beyond the statute of limitations.  The Company is amortizing those liabilities over the remaining term of the statute of limitations.  Such amortization amounted to $47,852 and $248,460 during the years ended December 31, 2017 and 2016, respectively.

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

Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”).  The Company records such obligations in accordance with FASB ASC 825-20, Registration Payment Arrangements.  The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued.  The Company measures fair value by the price of its common stock at its most recent sale.  The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly.  The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $76,337 and $522,115 at December 31, 2017 and 2016, respectively.  Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements” which amounted to gains of $432,578 and $9,720 during the years ended December 31, 2017 and 2016, respectively.

Segment Reporting

The Company operates as one segment.  Accordingly, no segment reporting is presented.

Recent Accounting Pronouncements

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The Company has reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company believes that the following impending standards may have an impact on its future filings. The applicability of any standard will be evaluated by the Company and is still subject to review by the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new revenue recognition standard that supersedes the existing standard and eliminates all industry-specific standards. The largely principles-based standard provides a comprehensive framework that can be applied to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities should apply the five-step model outlined in the standard to achieve that core principal. The Company adopted ASU 2014-09 on January 1, 2017. The adoption of ASU 2014-09 did not have a material impact on the Companys consolidated financial statements.

In June 2014, FASB issued ASU 2014-12, Compensation Stock Compensation (Topic 718), an update regarding accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated standard clarifies that such awards should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The Company adopted the standard on January 1, 2016. Implementation of ASU 2014-12 did not have a material impact on the Companys consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), which provides authoritative guidance regarding managements evaluation of conditions or events that raise substantial doubts about an entitys ability to continue as a going concern, managements plans to mitigate the effect of the conditions or events that raise such doubts, and disclosure requirements for entities in which there exists a substantial doubt about the entitys ability to continue as a going concern. ASU 2014-15 was implemented by the Company on January 1, 2017. The implementation of ASU 2014-15 did not have a material effect on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of an extraordinary item from GAAP. As a result, an entity is no longer required to separately classify, present, or disclose extraordinary events and transactions; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained. ASU 2015-01 was adopted by the Company in 2017. The implementation of ASU 2015-01 did not have a material effect on the Companys financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented as a direct deduction from the associated debt liability on the balance sheet. The Company adopted ASU 2015-03 in 2017. The implementation of ASU 2015-03 did not have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

17 will be effective for the Company on January 1, 2018. The Company does not expect that the implementation of ASU 2015-17 will have a material effect on the Companys consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842. ASU 2016-02 substantially retains the classification for leasing transactions as finance or operating leases. The new guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense.  ASU 2016-02 will be effective for the Company on January 1, 2019. The Company is currently evaluating the effect of the adoption of this guidance on the Companys consolidated financial statements.

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

December 31, 2017 and 2016

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

The Company has recorded a liability for its obligation to issue shares for failure to register shares pursuant to the October 2009 Subscription Agreement, the March 2010 Subscription Agreement, and the April 2010 Subscription Agreement (collectively, the “Subscription Agreements”).  The Company registered the shares as required by the Subscription Agreements during 2015.  The liability for accrued registration payment arrangements was $76,337 and $522,115 at December 31, 2017 and 2016, respectively.

Note 3 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2017	2016

Payroll and taxes	$ 1,067,197	$ 632,678
Accounting	47,504	62,792
Contractors and subcontractors	10,227	10,227
Interest	2,243	2,150
Other	104,382	105,350

Accrued expenses	$ 1,231,553	$ 813,197

Note 4 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s chairman and chief executive officer.  The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff.  The lease is cancellable by either party upon 30 days’ notice.  Mr. Smith has agreed to suspend collection of rent effective April 1, 2016.  The Company incurred lease expense of $0 and $19,500 during the years ended December 31, 2017 and 2016, respectively.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leased a field vehicle from Mr. Smith.  The lease was for 60 months, and was for substantially the same terms for which Mr. Smith leased the vehicle from the manufacturer.  Interest on the lease amounted to $48 and $150 for the years ended December 31, 2017 and 2016, respectively.  The lease was recorded as a capital lease.  The lease expired during the year ended December 31, 2017.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Note 5 – Notes Payable

Current notes payable consisted of the following:

	December 31, 2017	December 31, 2016

Secured Promissory Note, payable to an individual, bearing interest at 15% per annum, due June 1, 2018, net of discount and deferred issuance costs.  The note is convertible to common stock at the higher of 75% of the 10 day average bid price or $0.02 per share, and is secured by substantially all the assets of the Company

	$ 1,455,041	$ 1,332,920
Current portion of long-term notes payable	32,133	32,818
Current notes payable	$ 1,487,174	$ 1,365,738

Long-term notes payable consisted of the following:

	December 31, 2017	December 31, 2016
Notes payable under settlement agreements with former employees, payable monthly with terms of up to 39 months, with interest rates ranging from 0% to 20%	$ 32,133	$ 32,818
Total long-term notes payable	32,133	32,818
Less: current portion	(32,133)	(32,818)
Long-term notes payable, less current portion	$ -	$ -

Note 6 – Commitments and Contingencies

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

Concentrations

The Company derives a significant portion of its revenues from a few customers.  Revenues from significant customers as a percentage of total revenues were as follows for the years ended December 31:

	2017	2016
Customer A	38.0%	27.4%
Customer B	17.7%	-
Customer C	16.5%	-
Customer D	14.1%	33.9%
Customer E	-	12.3%

Note 7 – Income Taxes

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The Company’s provision for (benefit from) income taxes is summarized below for the years ended December 31:

	2017	2016

Current:
Federal	$ -	$ -
State	-	-
	-	-
Deferred:
Federal	4,790,403	(375,457)
State	(172,386)	(119,193)
	4,618,017	(494,650)
Total income taxes	4,618,017	(494,650)

Less: valuation allowance	(4,618,017)	494,650

Net income taxes	$ -	$ -

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows for the years ended December 31:

	2017	2016
Federal statutory rate	21.0%	35.0%
State income taxes (net of federal benefit)	7.9	6.5
Valuation allowance	(28.9)	(41.5)

Effective rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities are summarized below.  A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	December 31, 2017	December 31, 2016
Start-up costs	$ 12,413	$ 27,658
Depreciation	(31,601)	(37,079)
Accrued expenses	248,882	182,629
Net operating loss carryforward	12,003,305	16,677,809

Deferred income taxes	12,232,999	16,851,017
Less: valuation allowance	(12,232,999)	(16,851,017)

Net deferred income taxes	$ -	$ -

At December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $41,534,000.  The federal and state net operating loss carryforwards will expire beginning in 2021.  The amount of the federal and state net operating loss carryforwards that can be utilized each year to offset taxable income is limited by the Internal Revenue Code and applicable state laws.

Note 8 – Net Loss Per Share of Common Stock

Basic net loss per share are computed by dividing earnings available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share reflects per share amounts that would have resulted if dilutive potential common stock had been

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

converted to common stock.  Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value.  The number of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities.

The following reconciles amounts reported in the financial statements for the years ended December 31:

	2017	2016
Net loss	$ (1,300,086)	$ (1,191,474)

Weighted average number of shares of common stock outstanding	263,578,737	173,757,165
Dilutive potential shares of common stock	263,578,737	173,757,165

Net loss per share of common stock:
Basic	$ (0.00)	$ (0.01)
Diluted	$ (0.00)	$ (0.01)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive for the years ended December 31:

	2017	2016
Series C Convertible Preferred Stock	74,862,138	62,686,890
Options and warrants to purchase common stock	26,679,355	37,983,841
Secured Convertible Promissory Note	38,641,107	15,637,520

Total	140,182,600	116,308,251

Note 9 – Stock-Based Payments

In 2007, the Company adopted the 2007 Stock Option Plan (the “2007 Plan”), pursuant to which the Compensation Committee of the Board of Directors (the “Committee”) may award grants of options to purchase up to 15,000,000 shares of the Company’s common stock to eligible employees, directors, and consultants, subject to exercise prices and vesting requirements determined by the Committee.  On September 23, 2013, the Company reduced the number of shares of the Company’s common stock that may be subject to awards under the 2007 Plan to 9,050,000.  The Board of Directors has reserved 9,050,000 shares of the Company’s common stock for issuance under the 2007 Plan.  The Company did not grant any options to purchase shares of the Company’s common stock pursuant to the 2007 Plan during the years ended December 31, 2017 and 2016.

On September 23, 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which up to 25,000,000 shares of the Company’s common stock shall be available for grants of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, or performance compensation awards to eligible employees, consultants, and directors, provided that no more than 15,000,000 shares of common stock may be granted as incentive stock options.  The Board of Directors has reserved 25,000,000 shares of the Company’s common stock for issuance under the 2013 Plan.  The Company granted stock appreciation rights on 500,000 and 2,362,500 shares of the Company’s common stock to eligible employees and consultants pursuant to the 2013 Plan during the years ended December 31, 2017 and 2016, respectively.

Using the Black-Scholes option pricing model, management has determined that the stock appreciation rights granted in 2016 and 2016 had no value.  Accordingly, no compensation cost or other expense was recorded for the stock appreciation rights.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The assumptions used and the weighted average calculated value of the stock options are as follows at December 31:

	2017	2016
Risk-free interest rate	2.40%	1.93%
Expected dividend yield	None	None
Expected life of options	5 years	5 years
Expected volatility rate	50%	50%
Weighted average fair value of options granted	$0.00	$0.00

The following is an analysis of the options to purchase the Company’s common stock:

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Total	Exercise	Fair	Term
	Options	Price	Value	(In Years)

Total options outstanding at January 1, 2016	27,408,500	$ 0.24
Granted	4,500,000	0.05
Exercised	-	-
Lapsed and forfeited	(796,000)	0.16
Total options outstanding at December 31, 2016	31,112,500	$ 0.21	$ -	5.6
Options vested and expected to vest at December 31, 2016	27,400,520	$ 0.21	$ -	7.7
Options exercisable at December 31, 2016	27,400,520	$ 0.21	$ -	7.7

Total options outstanding at January 1, 2017	31,112,500	$ 0.21
Granted	500,000	0.04
Exercised	-	-
Lapsed and forfeited	(9,300,000)	0.46
Total options outstanding at December 31, 2017	22,312,500	$ 0.09	$ -	6.2
Options vested and expected to vest at December 31, 2017	20,312,500	$ 0.09	$ -	5.5
Options exercisable at December 31, 2017	20,312,500	$ 0.09	$ -	5.5

The following is an analysis of nonvested options:

		Weighted
	Nonvested	Average
	Options	Fair Value

Nonvested options at January 1, 2016	2,923,898	$ -
Granted	4,500,000	-
Vested	(3,347,917)	-
Forfeited	(364,001)	-

Nonvested options at December 31, 2016	3,711,980	-
Granted	500,000	-
Vested	(1,545,313)	-
Forfeited	(666,667)	-

Nonvested options at December 31, 2017	2,000,000	$ -

The Company granted warrants to purchase 22,333,335 and 87,589,440 shares of common stock to investors and contractors during the years ended December 31, 2017 and 2016, respectively, at prices ranging from $0.01 to $0.07 per share.  The warrants were granted for periods ranging from five to ten years.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Using the Black-Scholes option pricing model, management has determined that the warrants to purchase the Company’s common stock granted to non-employees in 2017 and 2016 had a fair value of $170,000 and $0, respectively.  During 2017, $170,000 was recorded as deferred debt issuance cost, and amortized over the remaining term of the associated debt.  No expense was recorded upon the grants of the warrants to purchase the Company’s common stock during 2016.

The assumptions used and the weighted average calculated value of the stock purchase rights are as follows for the year ended December 31:

	2017	2016
Risk-free interest rate	1.99%	1.93%
Expected dividend yield	None	None
Expected life of warrants	5 year	5 years
Expected volatility rate	50%	50%
Weighted average fair value of warrants granted	$0.01	$0.00

The following is an analysis of the warrants to purchase the Company’s common stock.

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Total	Exercise	Fair	Term
	Options	Price	Value	(In Years)

Total warrants outstanding at January 1, 2016	12,860,648	$ 0.29
Granted	87,589,440	0.03
Exercised	(47,200,000)	0.01
Lapsed and forfeited	(3,075,000)	0.10
Total warrants outstanding at December 31, 2016	50,175,088	$ 0.10	$ -	4.5
Warrants vested and expected to vest at December 31, 2016	50,175,088	$ 0.10	$ -	4.5
Warrants exercisable at December 31, 2016	50,175,088	$ 0.10	$ -	4.5

Total warrants outstanding at January 1, 2017	50,175,088	$ 0.10
Granted	22,333,335	0.01
Exercised	(4,525,750)	0.01
Lapsed and forfeited	-	-
Total warrants outstanding at December 31, 2017	67,982,673	$ 0.07	$ 170,000	3.8
Warrants vested and expected to vest at December 31, 2017	67,982,673	$ 0.07	$ 170,000	3.8
Warrants exercisable at December 31, 2017	67,982,673	$ 0.07	$ 170,000	3.8

On August 20, 2013, the Company granted warrants to purchase 451,738 shares of its Series B Stock at $2.50 per share to certain investors in connection with the sale of Series B Stock.  The warrants were vested upon issuance, and expire on August 20, 2018.

The following is an analysis of the warrants to purchase the Company’s Series B Stock.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Total	Exercise	Fair	Term
	Options	Price	Value	(In Years)

Total warrants outstanding at January 1, 2016	344,992	$ 2.50
Granted	-	-
Exercised	-	2.50
Lapsed and forfeited	-	-
Total warrants outstanding at December 31, 2016	344,992	$ 2.50	$ -	1.6
Warrants vested and expected to vest at December 31, 2016	344,992	$ 2.50	$ -	1.6
Warrants exercisable at December 31, 2016	344,992	$ 2.50	$ -	1.6

Total warrants outstanding at January 1, 2017	344,992	$ 2.50
Granted	-	-
Exercised	-	-
Lapsed and forfeited	-	-
Total warrants outstanding at December 31, 2017	344,992	$ 2.50	$ -	0.6
Warrants vested and expected to vest at December 31, 2017	344,992	$ 2.50	$ -	0.6
Warrants exercisable at December 31, 2017	344,992	$ 2.50	$ -	0.6

During 2017 and 2016, the Company issued 8,750,000 and 1,000,000 shares, respectively, of the Company’s common stock as payment for services.  The Company recorded expense of $226,250 and $100,000, respectively, the fair value of the services received.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

As of December 31, 2017, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the Commission’s rules and forms. This includes controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective at December 31, 2017.

We did not become aware of any material weaknesses in our internal control over financial reporting. However, during our evaluation, we became aware of significant deficiencies in our internal control. These matters were: 1) filing system and retention of records; 2) lack of segregation of duties for accounting transactions; and 3) non-timely filing of corporate income taxes.

Management believes that these matters are due to the small size of the Company’s administrative and accounting staff. Management plans to take action in 2018 to improve these matters by 1) increasing the size of the Company’s accounting staff; and 2) increasing the size of the Company’s administrative staff.

Changes to Internal Controls over Financial Reporting

There was no significant change in the Company’s internal controls over financial reporting that occurred during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages and positions are set forth below. All of our directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors unless they resign or are terminated earlier.

Name	Age	Position(s)
Mark A. Smith	63	Chairman of the Board of Directors and Chief Executive Officer
Troy G. Taggart	52	President
Thomas R. Oxenreiter	52	Chief Financial Officer, Secretary, and Director

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” None of our directors are independent directors under the applicable standards of the SEC and the NASDAQ stock market.

Family Relationships.

There are no family relationships among our directors or executive officers.

Involvement in Legal Proceedings.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Board Committees.

Our Board of Directors does not currently have an audit committee, compensation committee or nominating and corporate governance committee because, due to the Board of Director’s composition and our relatively limited operations, the Board of Directors is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Code of Ethics.

We do not have a code of ethics.

Item 11. Executive Compensation

The following table sets forth a summary for the fiscal years ended December 31, 2017 and 2016 of the cash and non-cash compensation awarded, paid or accrued by the Company to our Chief Executive Officer and our two most highly compensated officers other than our Chief Executive Officer who served in such capacities in 2016 (collectively, the “Named Executive Officers”). All currency amounts are expressed in U.S. dollars.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Mark A. Smith,	2017	278,333	—	—	—	—	—	23,215	301,548
Chairman of Board of Directors and Chief Executive Officer	2016	320,000	---	—	—	—	—	21,419	341,419
Troy G. Taggart	2017	225,000	—	—	—	—	—	25,963	250,963
President	2016	225,000	---	—	—	—	—	22,501	247,501
Thomas R. Oxenreiter,	2017	175,000	—	—	—	—	—	20,107	195,107
Chief Financial Officer	2016	175,000	---	—	—	—	—	18,572	193,572

___________

(1) This column includes employee benefit amounts including health insurance.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the Named Executive Officers concerning equity awards granted by the Company as of December 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price Per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive PlanAwards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark A. Smith	3,000,000(1)	—	—	.07	10-18-2023	—	—	—	—
Troy G. Taggar	3,000,000(1)	—	—	.07	10-18-2023	—	—	—	—
Troy G. Taggar	50,000(2)	50,000	—	.15	10-23-2025	—	—	—	—
Thomas R. Oxenreite	100,000(3)	—	—	.80	3-13-2018	—	—	—	—
Thomas R. Oxenreite	3,000,000(1)	—	—	.07	10-18-2023	—	—	—	—
Thomas R. Oxenreite	50,000(2)	50,000	—	.15	10-23-2025	—	—	—	—

(1) Stock appreciation rights on 3,000,000 shares of common stock at $0.07 per share granted October 18, 2013, vested one-third on October 18, 2013, one-third on October 18, 2014, and one-third on October 18, 2015. The stock appreciation rights expire on October 18, 2023.

(2) Stock appreciation rights on 100,000 shares of common stock at $0.15 per shares granted on October 23, 2015, vested one-half on October 23, 2015, and will vest one-half on October 23, 2016. The stock appreciation rights expire on October 23, 2025.

(3) Option to purchase 100,000 shares of Common Stock at $0.80 per share granted March 13, 2008, vested one-third on March 13, 2009, one-third on March 13, 2010, and one-third on March 13, 2011. The option expires on March 13, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of 5% Beneficial Owners, Directors and Management

The following table sets forth information, as of April 2, 2018, regarding beneficial ownership of our common stock to the extent known to us, by:

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

Applicable percentage ownership of common stock and Series C Convertible Preferred Stock (“Series C Stock”) is based on 302,497,119 and 3,644,578 shares of common stock and Series C Stock, respectively, outstanding. For purposes of these tables, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 2, 2018 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised. Unless otherwise indicated, the address of each 5% Stockholder, Director and Named Executive Officer is 229 Howes Run Road, Sarver, PA 16055.

Securities authorized for issuance under equity compensation plans appear in Item 5 of this Report on Form 10-K.

					Percentage of
					Voting Stock
	Shares of Common Stock		Shares of Series C Preferred		Beneficially
	Beneficially Owned		Stock Beneficially Owned		Owned
Name and Beneficial Owner	Shares	%	Shares	%	%
Named Executive Officers and Directors:
Mark A. Smith (1)	76,586,753	22.3%	783,912	21.5%	20.1%
Troy G. Taggart (2)	12,970,760	4.2%	-	0.0%	1.9%
Thomas R. Oxenreiter (3)	16,703,712	5.4%	25,000	0.7%	2.8%
All executive officers and directors as
a group (3 persons)	106,261,225	29.8%	-	22.2%	24.2%
Other 5% Stockholders:
David M. Truitt (4)	194,759,311	43.4%	2,750,000	75.5%	54.7%
Lesa Smith (5)	52,544,835	16.5%	783,912	21.5%	17.3%
Robert L. Goodman (6)	31,338,419	10.3%	-	0.0%	4.7%

(1)

Includes 36,112,595 shares of common stock jointly owned by Mr. Smith and his wife, Lesa A. Smith, 24,795,918 shares of common stock issuable upon exercise of outstanding options, stock appreciation rights, and warrants, and 15,678,240 shares of common stock issuable upon conversion of Series C Convertible Preferred Stock held by Mr. & Mrs. Smith.

(2)

Includes 74,330 shares of common stock owned by a revocable trust controlled by Mr. Taggart, and 6,509,189 shares of common stock issuable upon exercise of outstanding options, stock appreciation rights, and warrants.

(3)

Includes 9,053,896 shares of common stock jointly owned by Mr. Oxenreiter and his wife, Emily J. Oxenreiter, 6,509,189 shares of common stock issuable upon exercise of outstanding options, stock appreciation rights, and warrants, and 500,000 shares of common stock issuable upon conversion of Series C Convertible Preferred Stock held by Mr. & Mrs. Oxenreiter.

(4)

The address for Mr. Truitt is 13241 Woodland Park Road, Suite 610, Herndon, VA  20171.  Includes 79,623,611 shares of common stock issuable upon conversion of a Secured Promissory Note and 12,100,000 shares of common stock issuable upon exercise of outstanding warrants.  Shares of common stock beneficially owned include 55,000,000 shares of common stock issuable upon conversion of Series C Preferred Stock.

(5)

Represents 36,112,595 shares of common stock owned jointly by Mrs. Smith and her husband, Mark A. Smith; 377,000 shares of common stock owned by the 2000 Irrevocable Trust FBO Benjamin Smith, of which Mrs. Smith is the trustee; and 377,000 shares of common stock owned by the 2000 Irrevocable Trust FBO Ian Smith, of which Mrs. Smith is the trustee.

(6)

The address for Mr. Goodman is 7470 SW Westgate Way, Portland, OR  97225.  Includes 3,071,420 shares of common stock owned by Lowery Enterprises, LLC, which is owned by Mr. Goodman, 1,067,000 shares of common stock issuable upon exercise of outstanding warrants, and 307,140 shares of common stock issuable upon exercise of outstanding options to purchase Series B Convertible Preferred Stock and subsequent conversion to common stock.

Item 13. Certain Relationships and Related Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s chairman and chief executive officer.  The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff.  The lease is cancellable by either party upon 30 days’ notice.  Mr. Smith has agreed to suspend collection of rent effective April 1, 2016.  The Company incurred lease expense of $0 and $19,500 during the years ended December 31, 2017 and 2016, respectively.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leased a field vehicle from Mr. Smith.  The lease was for 60 months, and was for substantially the same terms for which Mr. Smith leased the vehicle from the manufacturer.  Interest on the lease amounted to $48 and $150 for the years ended December 31, 2017 and 2016, respectively.  The lease was recorded as a capital lease.  The lease expired during the year ended December 31, 2017.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed to the Company by our auditors were as follows for the years ended December 31:

	2017	2016
Audit fees	$35,289	$35,805
Tax fees	-	-

Total fees billed	$35,289	$35,805

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended December 31, 2017 and 2016 were for professional services rendered by our auditors for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax and Other Fees

None.

Pre-Approval Policies and Procedures

We do not have an audit committee. Our board of directors pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides us with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the sole director before the audit commences.

Item 15. Exhibits and Financial Statement Schedules

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

10.16

Employment and Noncompetition Agreement dated September 17, 2014 between Geospatial Corporation and Edward R. Camp, Jr. (incorporated by reference to Exhibit 10.22 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 dated November 14, 2014)

10.17

Note and Warrant Purchase Agreement dated as of January 16, 2015 by and between Geospatial Corporation and Horberg Enterprises LP.  (incorporated by reference to Exhibit 10.23 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 dated March 9, 2015)

10.18

Note and Warrant Purchase Agreement dated as of April 2, 2015 by and between Geospatial Corporation and David Truitt (incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 3 to Registration Statement on Form S-1 dated May 19, 2014)

10.19

Preferred Stock Purchase Agreement dated March 16, 2016 by and between Geospatial Corporation and David Truitt (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of March 16, 2016)

10.20

Agreement and Amendment dated January 27, 2016 by and between Geospatial Corporation and David Truitt (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.21

Settlement Agreement, General Release and Waiver of Claims dated February 24, 2016 by and among Edward R. Camp, Jr., Select Analytics LLC, and Geospatial Corporation (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.22

Stock Appreciation Rights Agreement by and between Geospatial Corporation and Troy G. Taggart dated October 23, 2015 (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

Exhibit	Document

10.23

Stock Appreciation Rights Agreement by and between Geospatial Corporation and Thomas R. Oxenreiter dated October 23, 2015 (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.24

Convertible Note and Warrant Purchase Agreement by and between Geospatial Corporation and Thomas R. Oxenreiter dated September 30, 2015 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.25

Convertible Note and Warrant Purchase Agreement by and between Geospatial Corporation and Thomas R. Oxenreiter dated October 15, 2015 (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.26

Conversion Agreement dated April 22, 2016 by and between Geospatial Corporation and Matthew F. Bensen (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 20, 2016)

10.27

Conversion Agreement dated May 10, 2016, by and among Geospatial Corporation, Lowery Enterprises LLC, and Rob Goodman (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated May 20, 2016)

10.28

Conversion Agreement dated May 18, 2016, by and among Geospatial Corporation, Geospatial Mapping Systems, Inc., and Mark A. Smith (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated May 20, 2016)

10.29

Conversion Agreement dated May 18, 2016, by and among Geospatial Corporation, Geospatial Mapping Systems, Inc., and Troy G. Taggart (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q dated May 20, 2016)

10.30

Conversion Agreement dated May 18, 2016, by and among Geospatial Corporation, Geospatial Mapping Systems, Inc., and Thomas R. Oxenreiter (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q dated May 20, 2016)

10.31

Agreement and Amendment dated August 12, 2016 by and between Geospatial Corporation and David Truitt (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated August 15, 2016)

10.32

Warrant Exercise and Note Repayment Agreement dated November 7, 2016 by and between Geospatial Corporation and David M. Truitt (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K dated April 14, 2017)

10.33

Note and Warrant Purchase Agreement dated December 14, 2016 by and between Geospatial Corporation and David M. Truitt (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K dated April 14, 2017)

10.34

Agreement and Amendment dated August 31, 2017, by and between Geospatial Corporation and David M. Truitt (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of August 31, 2017)

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit	Document

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
_______________

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Schema

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase

101 DEF*	XBRL Taxonomy Extension Definition Linkbase

101 LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Geospatial Corporation
(Registrant)

Date: April 16, 2018	By:	/s/ Mark A. Smith
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

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