Form 10-Q
period 2018-03-31
Geospatial Corp
filed 2018-05-15
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:

March 31, 2018 OR

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

YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

The number of $0.001 par value common shares outstanding at May 14, 2018: 305,677,119.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION3

ITEM 1. FINANCIAL STATEMENTS3

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK14

ITEM 4. CONTROLS AND PROCEDURES14

PART II - OTHER INFORMATION15

ITEM 1. LEGAL PROCEEDINGS15

ITEM 2. SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES15

ITEM 4. MINE SAFETY DISCLOSURES15

ITEM 5. OTHER INFORMATION15

ITEM 6. EXHIBITS15

SIGNATURES16

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

GEOSPATIAL CORPORATION INDEX

Page

FINANCIAL STATEMENTS AS OF MARCH 31, 2018 AND DECEMBER 31, 2017 AND FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

Consolidated Balance Sheets (Unaudited)4

Consolidated Statements of Operations (Unaudited)5

Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)6

Consolidated Statements of Cash Flows (Unaudited)7

Notes to Unaudited Consolidated Financial Statements8

Geospatial Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 798	$ 8,357
Accounts receivable	141,214	92,400
Prepaid expenses and other current assets	79,005	92,081

Total current assets	221,017	192,838

Property and equipment:
Field equipment	359,591	359,591
Field vehicles	43,285	43,285

Total property and equipment	402,876	402,876
Less: accumulated depreciation	(393,430)	(390,400)

Net property and equipment	9,446	12,476

Total assets	$ 230,463	$ 205,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 273,602	$ 248,745
Accrued expenses	1,371,552	1,231,553
Notes payable	1,578,693	1,487,174
Accrued registration payment arrangement	76,337	76,337

Total current liabilities	3,300,184	3,043,809

Stockholders' deficit:
Preferred stock: Undesignated, $0.001 par value; 10,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2018 and December 31, 2017; 3,644,578 and 4,543,654 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3,645	3,645
Common stock, $0.001 par value; 750,000,000 shares authorized at March 31, 2018 and December 31, 2017; 279,080,452 and 226,211,740 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	302,497	285,830
Additional paid-in capital	40,093,956	39,819,841
Additional paid-in capital, warrants	85,000	170,000
Accumulated deficit	(43,554,819)	(43,117,811)

Total stockholders' deficit	(3,069,721)	(2,838,495)

Total liabilities and stockholders' deficit	$ 230,463	$ 205,314

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Sales	$ 177,814	$ 98,200
Cost of sales	42,639	42,054

Gross profit	135,175	56,146

Selling, general and administrative expenses	463,145	482,643

Net loss from operations	(327,970)	(426,497)

Other income (expense):
Interest expense	(110,749)	(72,469)
Gain on extinguishment of debt	-	13,693
Other income	1,711	-
Registration payment arrangements	-	254,458

Total other income (expense)	(109,038)	195,682

Net income (loss) before income taxes	(437,008)	(230,815)

Provision for income taxes	-	-

Net loss	$ (437,008)	$ (230,815)

Basic and fully-diluted net loss per share of common stock	$ 0.00	$ 0.00

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Three Months Ended March 31, 2018

(Unaudited)

						Additional
					Additional	Paid-In
	Preferred Stock		Common Stock		Paid-In	Capital,	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2017	3,644,578	$ 3,645	285,830,452	$ 285,830	$ 39,819,841	$ 170,000.00	$ (43,117,811)	$ (2,838,495)

Sale of common stock, net of issuance costs	-	-	6,666,667	6,667	88,333	-	-	95,000

Exercise of warrants to purchase common stock	-	-	10,000,000	10,000	175,000	(85,000)	-	100,000

Issuance of convertible securities with beneficial conversion features	-	-	-	-	10,782	-	-	10,782

Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	(437,008)	(437,008)

Balance, March 31, 2018	3,644,578	$ 3,645	302,497,119	$ 302,497	$ 40,093,956	$ 85,000	$ (43,554,819)	$ (3,069,721)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$ (437,008)	$ (230,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,030	16,432
Amortization of deferred debt issue costs	55,839	-
Amortization of discount on notes payable	10,782	26,917
Gain on extinguishment of debt	-	(13,693)
Accrued registration payment arrangement	-	(254,458)
Accrued interest payable	43,380	44,204
Changes in operating assets and liabilities:
Accounts receivable	(48,814)	(9,600)
Prepaid expenses and other current assets	13,076	62,362
Accounts payable	24,857	13,884
Accrued expenses	139,799	114,949

Net cash used in operating activities	(195,059)	(229,818)

Cash flows from financing activities:
Principal payments on notes payable	(7,500)	(18,653)
Principal payments on capital lease liabilities	-	(885)
Proceeds from sale of common stock, net of offering costs	95,000	250,000
Proceeds from exercise of warrants to purchase common stock	100,000	-

Net cash provided by financing activities	187,500	230,462

Net change in cash and cash equivalents	(7,559)	644

Cash and cash equivalents at beginning of period	8,357	66,992

Cash and cash equivalents at end of period	$ 798	$ 67,636

Supplemental disclosures:
Cash paid during period for interest	$ 748	$ 1,348
Cash paid during period for income taxes	-	-
Non-cash transactions:
Issuance of common stock in settlement of liabilities	-	9,560
Issuance of common stock for registration penalty	-	13,200
Issuance of convertible securities with beneficial conversion features	10,782	11,100

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements included herein have been prepared by Geospatial Corporation (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and regulations issued pursuant to the Securities Exchange Act of 1934, as amended.  Accordingly, the accompanying Unaudited Consolidated Financial Statements do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2018 should be read in conjunction with the Company's Financial Statements as of and for the year ended December 31, 2017.  In the opinion of the Company's management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Consolidated Financial Statements, are of a normal and recurring nature.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other interim periods, or any future year or period.

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

Note 2 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2018	2017

Payroll and taxes	$ 1,207,746	$ 1,067,197
Accounting	46,754	47,504
Contractors and subcontractors	10,227	10,227
Interest	2,443	2,243
Other	104,382	104,382

Accrued expenses	$ 1,371,552	$ 1,231,553

Note 3 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company's Chairman and Chief Executive Officer.  The building has approximately 3,200 square feet of office space, and is used by the Company's corporate, technical, and operations staff.  Mr. Smith has agreed to suspend collection of rent effective April 1, 2016.  No rent will accrue during the suspension.  The lease is cancellable by either party upon 30 days' notice.  The Company incurred no lease expense during the three months ended March 31, 2018 and 2017.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leased a field vehicle from Mr. Smith.  The lease was for 60 months, and was for substantially the same terms for which Mr. Smith leased the vehicle from the manufacturer.  No interest expense was incurred during the three months ended March 31, 2018.  Interest on the lease amounted to $22 for the three months ended March 31, 2017.  The lease was recorded as a capital lease.  The lease expired during the year ended December 31, 2017.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

Note 4 – Notes Payable

Current notes payable consisted of the following:

	March 31, 2018	December 31, 2017

Secured Promissory Note, payable to an individual, bearing interest at 15% per annum, due June 1, 2018, net of discount and deferred issuance costs.  The note is convertible to common stock at the higher of 75% of the 10 day average bid price or $0.02 per share, and is secured by substantially all the assets of the Company

	$ 1,554,005	$ 1,455,041
Current portion of long-term notes payable	24,688	32,133
Current notes payable	$ 1,578,693	$ 1,487,174

Long-term notes payable consisted of the following:

	March 31, 2018	December 31, 2017
Notes payable under settlement agreements with former employees, payable monthly with terms of up to 39 months, with interest rates ranging from 0% to 20%	$ 24,688	$ 32,133
Total long-term notes payable	24,688	32,133
Less: current portion	(24,688)	(32,133)
Long-term notes payable, less current portion	$ -	$ -

Note 5 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Current:
Federal	$ -	$ -
State	-	-
	-	-
Deferred:
Federal	(82,212)	(71,608)
State	(43,499)	(22,733)
	(125,711)	(94,341)
Total income taxes	(125,711)	(94,341)

Less: valuation allowance	125,711	94,341

Net income taxes	$ -	$ -

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Federal statutory rate	21.0%	35.0%
State income taxes (net of federal benefit)	7.9	6.5
Valuation allowance	(28.9)	(41.5)

Effective rate	0.0%	0.0%

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

Significant components of the Company’s deferred tax assets and liabilities are summarized below.  A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	March 31, 2018	December 31, 2017
Start-up costs	$ 10,701	$ 12,413
Depreciation	(33,552)	(31,601)
Accrued expenses	288,112	248,882
Net operating loss carryforward	12,093,448	12,003,305

Deferred income taxes	12,358,709	12,232,999
Less: valuation allowance	(12,358,709)	(12,232,999)

Net deferred income taxes	$ -	$ -

At March 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $41,845,000.  The federal and state net operating loss carryforwards will expire beginning in 2021 and 2026, respectively.  The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by state law.

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

The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss	$ (437,008)	$ (230,815)

Weighted average number of shares of common stock outstanding	292,830,452	237,659,384
Dilutive potential shares of common stock	292,830,452	237,659,384

Net loss per share of common stock:
Basic	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Series C Convertible Preferred Stock	72,891,560	80,883,347
Options and warrants to purchase common stock	8,220,000	17,275,938
Secured Promissory Note	78,545,475	30,465,278

Total	159,657,035	128,624,563

Note 7 – Stock-Based Payments

During the three months ended March 31, 2018, the Company granted warrants to purchase 667,000 shares of the

Geospatial Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

March 31, 2018

Company's common stock to investors in connection with investments in the Company's common stock.

Note 8 – Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms.  The Company accounts for such concessions in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") 470-60, Troubled Debt Restructurings by Debtors, and ASC 405-20, Extinguishment of Liabilities, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan.  Such gains are included as "Gains on extinguishment of debt" in "Other income and expenses" on the Company's Consolidated Statement of Operations.  In addition, the Company has accounts payable that have aged or are expected to age beyond the statute of limitations.  The Company is amortizing those liabilities over the remaining term of the statute of limitations. No gain on extinguishment of debt was recorded during the three months ended March 31, 2018.  Gains on extinguishment of debt of $13,693 were recorded during the three months ended March 31, 2017.

Note 9 – Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the "Securities Act").  The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued.  The Company measures fair value by the price of its common stock at its most recent sale.  The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly.  The liability is included on the Consolidated Balance Sheet under the heading "accrued registration payment arrangement," and amounted to $76,337 at March 31, 2018 and December 31, 2017.  Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading "registration payment arrangements".  The Company had no gain or loss from registration payment arrangements of during the three months ended March 31, 2018.  The Company had gains from registration payment arrangements of $254,458 during the three months ended March 31, 2017.

ITEM 2:MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2017, filed with our Annual Report on Form 10-K on April 16, 2018, and our financial statements and notes thereto as of and for the three months ended March 31, 2018, which appear elsewhere in this Quarterly Report on Form 10-Q.

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

The unaudited consolidated financial statements for the periods ended March 31, 2018 and 2017 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

Results of Operations

The following discussion should be read in conjunction with our financial statements for the periods ended March 31, 2018 and 2017 and the related notes thereto.

Results of Operations for the Three Months ended March 31, 2018 and 2017

We had sales of $177,814 and $98,200 during the three months ended March 31, 2018 and 2017, respectively.  Cost of sales were $42,639 and $42,054 for the three months ended March 31, 2018 and 2017, respectively.  Our sales have fluctuated throughout 2018 and 2017 as our ability to market and perform jobs was hampered by our financial condition.  We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

Selling, general, and administrative (“SG&A”) expenses were $463,145 and $482,643 for the three months ended March 31, 2018 and 2017, respectively.  The decrease in SG&A costs for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to a decrease in professional fees due to budget constraints, which was partially offset by an increase in payroll due to a higher headcount in 2018.

Other income and expense for the three months ended March 31, 2018 and 2017 was net expense of $109,038 and net income of $195,682, respectively.  Other expense for the three months ended March 31, 2018 consisted of interest expense of 110,749, and other income of $1,711.  Net other income for the three months ended March 31, 2017 included interest expense of $72,469, gains on extinguishment of debt of $13,693, and gains related to registration payment arrangements of $254,458.

The increase in interest expense in 2018 was due to interest on the Truitt Note, which increased due to a higher outstanding balance, a higher interest rate incurred pursuant to a note extension agreement, and amortization of deferred debt issue costs.

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

We had no gain or loss related to registration payment arrangements during the three months ended March 31, 2018.  During the three months ended March 31, 2017, we had gains related to registration payment arrangements of $254,458 due to a decrease in the value of our common stock.  We expect that income or expense related to registration payment arrangements will fluctuate as the price of our common stock and the estimate of the number of Penalty Shares to be issued fluctuate.

We had no benefit from income taxes during the three months ended March 31, 2018 and 2017, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Liquidity and Capital Resources

At March 31, 2018, we had current assets of $221,017, and current liabilities of $3,300,184.

Our Company has incurred net losses since inception.  Our operations and capital requirements have been funded by sales of our common and preferred stock, advances from our chief executive officer, and issuance of notes payable.  At March 31, 2018, current liabilities exceeded current assets by $3,079,167, and total liabilities exceeded total assets by $3,069,721.  Those factors raise doubts about our ability to continue as a going concern.

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

During 2018, we sold approximately 6.7 million shares of common stock for a net consideration of $95,000, and received $100,000 for the exercise of warrants to purchase 10.0 million shares of common stock.  In addition, we issued approximately 3.2 million shares of stock for services with a fair value of $44,520.

Management is continuing its efforts to secure funding sufficient for the Company’s operating and capital requirements through private sales of common stock and issuance of notes payable, and to negotiate settlements or extensions of existing liabilities.  The proceeds of such sales of stock or issuances of notes payable, if any, will be used to repay the Truitt Notes and to fund general working capital needs.

We changed the focus of our company to position us to generate revenue from both data acquisition and data management.  We expanded our service offerings to provide data acquisition services utilizing several technologies.  We developed new, cloud-based mapping software to be marketed under our existing name GeoUndergound that replaces our previous version of GeoUnderground.  We currently utilize GeoUnderground to deliver data to customers.  We intend to offer GeoUnderground as a subscription-based stand-alone product.  We believe that our changes to our operating focus will enable us to increase revenue from operations substantially.

We believe that our actions and planned actions will enable us to finance our operations beyond the next twelve months.

We do not believe that inflation and changing prices will have a material impact on our net sales and revenues, or on income from continuing operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2018.

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At March 31, 2018, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years.  This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization.  We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts.  We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At March 31, 2018, we had no open contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

ITEM 2.SALES OF UNREGISTERED EQUITY SECURITIES

On February 20, 2018, the Company sold 6,666,667 shares of its common stock at a price of $0.015 per share and issued warrants to purchase 667,000 shares of common stock at an exercise price of $0.04, to an investor, for an aggregate sales price of $95,000.  The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

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

On April 12, 2018, the Company issued 3,180,000 shares of its common stock to a consultant in exchange for services with a fair value of $47,700.  Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and/or Section 3(a)(9) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

The recipients of the securities in each of the transactions described above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

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

Date: May 15, 2018

Geospatial Corporation (Registrant)
By:		/S/ MARK A. SMITH
Name: Title:		Mark A. Smith Chief Executive Officer
By:	/S/	THOMAS R. OXENREITER
Name: Title:		Thomas R. Oxenreiter Chief Financial Officer