Form 10-Q
period 2018-06-30
Geospatial Corp
filed 2018-08-20
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2018

OR

□TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ______________

COMMISSION FILE NUMBER: 000-55937

GEOSPATIAL CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	870554463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

229 Howes Run Road, Sarver, PA 16055 (Address of principal executive offices)

(724) 353-3400

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

The number of $0.001 par value common shares outstanding at August 9, 2018: 316,743,786.

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

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-Q for the fiscal year ended December 31, 2017, which we filed with the Securities and Exchange Commission (“SEC”) on April 16, 2018, as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

GEOSPATIAL CORPORATION INDEX

Page

Geospatial Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,358	$8,357
Accounts receivable	196,768	92,400
Prepaid expenses and other current assets	73,340	92,081

Total current assets	277,466	192,838

Property and equipment:
Field equipment	357,070	359,591
Field vehicles	43,285	43,285

Total property and equipment	400,355	402,876
Less: accumulated depreciation	(395,065)	(390,400)

Net property and equipment	5,290	12,476

Total assets	$282,756	$205,314

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$192,773	$248,745
Accrued expenses	1,246,769	1,231,553
Notes payable	1,973,769	1,487,174
Accrued registration payment arrangement	76,337	76,337

Total current liabilities	3,489,648	3,043,809

Stockholders' deficit:
Preferred stock: Undesignated, $0.001 par value; 20,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2018 and December 31, 2017; 3,644,578 shares issued and outstanding at June 30, 2018 and December 31, 2017	3,645	3,645
Common stock, $0.001 par value; 750,000,000 shares authorized at June 30, 2018 and December 31, 2017; 310,010,453 and 285,830,452 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	310,010	285,830
Additional paid-in capital	40,210,024	39,819,841
Additional paid-in capital, warrants	110,800	170,000
Accumulated deficit	(43,841,371)	(43,117,811)

Total stockholders' deficit	(3,206,892)	(2,838,495)

Total liabilities and stockholders' deficit	$282,756	$205,314

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Sales	$262,753	$192,935	$440,567	$291,135
Cost of sales	55,941	44,032	98,580	86,086

Gross profit	206,812	148,903	341,987	205,049

Selling, general and administrative expenses	387,979	555,304	851,124	1,037,947

Net loss from operations	(181,167)	(406,401)	(509,137)	(832,898)

Other income (expense):
Interest expense	(103,529)	(73,830)	(214,278)	(146,299)
Gain on extinguishment of debt	-	-	-	13,693
Other income	-	-	1,711	-
Loss on disposal of property and equipment	(1,856)	-	(1,856)	-
Registration payment arrangements	-	178,120	-	432,578

Total other income (expense)	(105,385)	104,290	(214,423)	299,972

Net loss before income taxes	(286,552)	(302,111)	(723,560)	(532,926)

Provision for income taxes	-	-	-	-

Net loss	$(286,552)	$(302,111)	$(723,560)	$(532,926)

Basic and fully-diluted net loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Three Months Ended June 30, 2018

(Unaudited)

						Additional
					Additional	Paid-In
	Preferred Stock		Common Stock		Paid-In	Capital,	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2017	3,644,578	$ 3,645	285,830,452	$ 285,830	$ 39,819,841	$ 170,000.00	$ (43,117,811)	$ (2,838,495)

Sale of common stock, net of issuance
costs	-	-	10,000,001	10,000	135,000	-	-	145,000

Issuance of common stock for services	-	-	4,180,000	4,180	58,520	-	-	62,700

Exercise of warrants to purchase common
stock	-	-	10,000,000	10,000	175,000	(85,000)	-	100,000

Issuance of convertible securities with
beneficial conversion features	-	-	-	-	21,663	-	-	21,663

Issuance of warrants to purchase common
stock pursuant to issuance of notes payable	-	-	-	-	-	25,800	-	25,800

Net loss for the six months ended
June 30, 2018	-	-	-	-	-	-	(723,560)	(723,560)

Balance, June 30, 2018	3,644,578	$ 3,645	310,010,453	$ 310,010	$ 40,210,024	$ 110,800	$ (43,841,371)	$ (3,206,892)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(723,560)	$(532,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,330	26,546
Loss on disposal of property and equipment	1,856	-
Amortization of deferred debt issue costs	100,630	-
Amortization of discount on notes payable	21,663	41,452
Gain on extinguishment of debt	-	(13,693)
Accrued registration payment arrangement	-	(432,578)
Accrued interest payable	90,804	102,604
Issuance of common stock for services	62,700	200,000
Changes in operating assets and liablities:
Accounts receivable	(104,368)	(83,000)
Prepaid expenses and other current assets	18,741	15,157
Accounts payable	(55,972)	(10,762)
Accrued expenses	190,469	213,106

Net cash used in operating activities	(391,707)	(474,094)

Cash flows from financing activities:
Proceeds from issuance of notes payable	200,000	-
Principal payments on notes payable	(54,292)	(26,653)
Principal payments on capital lease liabilities	-	(1,777)
Proceeds from sale of common stock, net of offering costs	145,000	400,000
Proceeds from exercise of warrants to purchase common stock	100,000	38,000

Net cash provided by financing activities	390,708	409,570

Net change in cash and cash equivalents	(999)	(64,524)

Cash and cash equivalents at beginning of period	8,357	66,992

Cash and cash equivalents at end of period	$7,358	$2,468

Supplemental disclosures:
Cash paid during period for interest	$1,339	$2,243
Cash paid during period for income taxes	-	-
Non-cash transactions:
Issuance of common stock for services	62,700	200,000
Issuance of common stock for registration penalty	-	13,200
Issuance of convertible securities with beneficial conversion features	21,663	25,635
Liabilities settled by issuance of notes payable	175,653	51,227
Issuance of warrants to purchase common stock pursuant to issuance
of notes payable	25,800	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements included herein have been prepared by Geospatial Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and regulations issued pursuant to the Securities Exchange Act of 1934, as amended.  Accordingly, the accompanying Unaudited Consolidated Financial Statements do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying Unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2018 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2017.  In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Consolidated Financial Statements, are of a normal and recurring nature.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other interim periods, or any future year or period.

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

Note 2 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2018	2017

Payroll and taxes	$1,083,455	$1,067,197
Accounting	36,919	47,504
Contractors and subcontractors	20,270	10,227
Interest	2,643	2,243
Other	103,482	104,382

Accrued expenses	$1,246,769	$1,231,553

Note 3 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer.  The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff.  Mr. Smith has agreed to suspend collection of rent effective April 1, 2016.  No rent will accrue during the suspension.  The lease is cancellable by either party upon 30 days’ notice.  The Company incurred no lease expense during the three and six months ended June 30, 2018 and 2017.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leased a field vehicle from Mr. Smith.  The lease was for 60 months, and was for substantially the same terms for which Mr. Smith leased the vehicle from the manufacturer.  No interest expense was incurred during the three and six months ended June 30, 2018.  Interest on the lease amounted to $15 and $37 for the three and six months ended June 30, 2017, respectively.  The lease was recorded as a capital lease.  The lease expired during the year ended December 31, 2017.

Note 4 – Notes Payable

Current notes payable consisted of the following:

	June 30, 2018	December 31, 2017
Secured Promissory Note, payable to an individual, bearing interest at 20% per annum, due September 15, 2018, net of discount and deferred issuance costs. The note is convertible to common stock at the higher of 75% of the 10 day average bid price or $0.02 per share, and is secured by substantially all the assets of the Company	$1,636,076	$1,455,041
Unsecured Convertible Promissory Notes, payable to two individuals, bearing interest at 15% per annum, net of deferred issuance costs. The notes are convertible at the holder’s option to common stock at $0.015 per share	184,107	-
Settlement agreements with vendors, bearing no interest.	41,542	-
Notes payable under settlement agreements with former employees, payable monthly with terms of up to twelve months, bearing no interest	112,044	32,133
Current notes payable	$1,973,769	$1,487,174

Note 5 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
	-	-	-	-
Deferred:
Federal	(53,443)	(94,634)	(135,655)	(166,242)
State	(28,277)	(30,043)	(71,775)	(52,775)
	(81,720)	(124,677)	(207,430)	(219,017)
Total income taxes	(81,720)	(124,677)	(207,430)	(219,017)

Less: valuation allowance	81,720	124,677	207,430	219,017

Net income taxes	$-	$-	$-	$-

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Federal statutory rate	21.0%	35.0%	21.0%	35.0%
State income taxes (net of federal benefit)	7.9	6.5	7.9	6.5
Valuation allowance	(28.9)	(41.5)	(28.9)	(41.5)

Effective rate	0.0%	0.0%	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities are summarized below.  A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	June 30, 2018	December 31, 2017
Start-up costs	$8,989	$12,413
Depreciation	(35,713)	(31,601)
Accrued expenses	256,848	248,882
Net operating loss carryforward	12,210,305	12,003,305

Deferred income taxes	12,440,429	12,232,999
Less: valuation allowance	(12,440,429)	(12,232,999)

Net deferred income taxes	$-	$-

At June 30, 2018, the Company had federal and state net operating loss carryforwards of approximately $42,250,000.  The federal and state net operating loss carryforwards will expire beginning in 2021 and 2026, respectively.  The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by federal and state law.

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

The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net income (loss)	$(286,552)	$(302,111)	$(723,560)	$(532,926)

Weighted average number of shares of common stock outstanding	306,144,225	260,511,076	299,524,117	249,148,356
Dilutive potential shares of common stock	306,144,225	260,511,076	299,524,117	249,148,356

Net income (loss) per share of common stock:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Series C Convertible Preferred Stock	72,891,560	72,891,560	72,891,560	76,865,377
Options and warrants to purchase common stock	10,638,462	5,953,003	10,638,462	12,374,734
Secured Promissory Note	80,713,700	42,139,511	63,562,954	33,939,564

Total	164,243,722	120,984,074	147,092,976	123,179,675

Note 7 – Stock-Based Payments

During the six months ended June 30, 2018, the Company granted warrants to purchase 1,333,666 shares of the Company’s common stock to investors in connection with investments in the Company’s common stock.  The Company also granted warrants to purchase 3,000,000 shares to lenders pursuant to the issuance of Unsecured Convertible Promissory Notes.

During the six months ended June 30, 2018, the Company granted 4,180,000 shares of the Company’s common stock to consultants in consideration for services.  The company recorded expense of $62,700, the fair value of the services received.

On May 10, 2018, the Company granted options to purchase 112,000,000 shares of common stock to its officers.  The options have a term of three years and are exercisable upon attainment of certain performance benchmarks.

Note 8 – Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms.  The Company accounts for such concessions in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 470-60, Troubled Debt Restructurings by Debtors, and ASC 405-20, Extinguishment of Liabilities, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan.  Such gains are included as “Gains on extinguishment of debt” in “Other income and expenses” on the Company’s Consolidated Statement of Operations.  In addition, the Company has accounts payable that have aged or are expected to age beyond the statute of limitations.  The Company is amortizing those liabilities over the remaining term of the statute of limitations.  No gain on extinguishment of debt was recorded during the three and six months ended June 30, 2018.  Gains on extinguishment of debt of $13,693 were recorded during the six months ended June 30, 2017.

Note 9 – Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”).  The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued.  The Company measures fair value by the price of its common stock at its most recent sale.  The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly.  The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $76,337 at June 30, 2018 and December 31, 2017.  Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements”.  The Company had no gain or loss from registration payment arrangements during the three and six months ended June 30, 2018.  The Company had gains from registration payment arrangements of $178,120 and $432,578 during the three and six months, respectively, ended June 30, 2017.

ITEM 2:MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2017, filed with our Annual Report on Form 10-K on April 16, 2018, and our financial statements and notes thereto as of and for the three and six months ended June 30, 2018, which appear elsewhere in this Quarterly Report on Form 10-Q.  The financial statements as of and for the years ended December 31, 2017 and 2016 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.  In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

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

Results of Operations

The following discussion should be read in conjunction with our financial statements for the periods ended June 30, 2018 and 2017 and the related notes thereto.

Results of Operations for the Three and Six Months ended June 30, 2018 and 2017

We had sales of $262,753 and $440,567 during the three and six months, respectively, ended June 30, 2018.  Cost of sales was $55,941 and $98,580 for the three and six months, respectively, ended June 30, 2018.  Sales were $192,935 and $291,135 during the three and six months, respectively, ended June 30, 2017.  Cost of sales were $44,032 and $86,086 for the three and six months, respectively, ended June 30, 2017.  Our sales have fluctuated throughout 2018 and 2017 as our ability to market and perform jobs was hampered by our financial condition.  We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

Selling, general, and administrative (“SG&A”) expenses were $387,979 and $851,124 for the three and six months, respectively, ended June 30, 2018.  SG&A expenses were $555,304 and $1,037,947 for the three and six months, respectively, ended June 30, 2017.  The decreases in SG&A costs for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 were due to decreases in professional fees due to budget constraints, and payroll costs due to reductions in sales and technical headcount.

Other income and expense for the three and six months, respectively, ended June 30, 2018, were net expense of $105,385 and $214,423, respectively, which included interest expense of $103,529 and $214,278, respectively, other income of $0 and $1,711, respectively, and loss on disposal of property and equipment of $1,856 and $1,856, respectively.  Other income and expense for the three and six months, respectively, ended June 30, 2017 were net income of $104,290 and $299,972, respectively, which consisted of interest expense of $73,830 and $146,299, respectively, gains on extinguishment of debt of $0 and $13,693, respectively, and gains related to registration payment arrangements of $178,120 and $432,578, respectively.

The increase in interest expense in 2018 was due to interest on the Truitt Note, which increased due to a higher outstanding balance, a higher interest rate incurred pursuant to a note extension agreement, and amortization of deferred debt issue costs.  In addition, interest expense increased due to interest on unsecured convertible promissory notes that were issued in May 2018.

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

We had no gain or loss related to registration payment arrangements during the three and six months ended June 30, 2018, and during the three months ended June 30, 2017.  During the six months ended June 30, 2017, we had gains related to registration payment arrangements of $178,120 due to a decrease in the value of our common stock.  We expect that income or expense related to registration payment arrangements will fluctuate as the price of our common stock and the estimate of the number of Penalty Shares to be issued fluctuate.

We had no benefit from income taxes during the three and months ended June 30, 2018 and 2017, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Liquidity and Capital Resources

At June 30, 2018, we had current assets of $277,466, and current liabilities of $3,489,648.

Our Company has incurred net losses since inception.  Our operations and capital requirements have been funded by sales of our common and preferred stock, advances from our chief executive officer, and issuance of notes payable.  At June 30, 2018, current liabilities exceeded current assets by $3,212,182, and total liabilities exceeded total assets by $3,206,892.  Those factors raise doubts about our ability to continue as a going concern.

On April 2, 2015, we entered into a Note and Warrant Purchase Agreement with David M. Truitt, pursuant to which Mr. Truitt loaned us $1,000,000 pursuant to a Secured Note Payable (as amended, the “Truitt Note”) that is secured by substantially all of the Company’s assets, and is convertible at the holder’s option to shares of the Company’s common stock at a discount to our trading value.  The Truitt Note was originally due on October 2, 2015.  On January 26, 2016, we entered into an Agreement and Amendment with Mr. Truitt (the “January 2016 Amendment”), pursuant to which Mr. Truitt loaned us an additional $250,000, and extended the due date of the Truitt Note to July 31, 2016.  We also issued Mr. Truitt warrants to purchase 25.0 million shares of our common stock in connection with the January 2016 Amendment.  On August 12, 2016, we entered into an Agreement and Amendment with Mr. Truitt (the “August 2016 Amendment”), pursuant to which Mr. Truitt agreed to extend the maturity date of the Truitt Note to January 31, 2017, in consideration for the Company issuing to Mr. Truitt warrants to purchase 12.0 million shares of the Company’s common stock.  On November 9, 2016, we made a payment of $200,000 of the balance of the Truitt Note.  On December 14, 2016, we entered into a Note and Warrant Purchase Agreement (together with the Truitt Note, as amended, the “Truitt Notes”) with Mr. Truitt, pursuant to which Mr. Truitt loaned the Company an additional $100,000 subject to the terms of the Truitt Note, and the Company issued to Mr. Truitt warrants to purchase 100,000 shares of the Company’s common stock.  On August 31, 2017, we entered into an Agreement and Amendment with Mr. Truitt (the “August 2017 Amendment”) pursuant to which (i) the maturity date of the Truitt Notes were extended to June 1, 2018;  (ii) the price at which the Truitt Notes are convertible to shares of the Company’s common stock was amended to institute a floor of $0.02 per share;  (iii) the interest rate on the Truitt Notes were amended to 15% per annum effective upon the execution of the August 2017 Amendment;  (iv) the events of default under the Truitt Notes were waived; and (v) the Company delivered to Mr. Truitt a warrant to purchase 20.0 million shares of the Company’s common stock at a price of $0.01 per share.   On June 15, 2018, we entered into an Agreement to Amend Notes and Security Agreements with Mr. Truitt, pursuant to which (i) the due dates on the Truitt Notes were extended to September 15, 2018; (ii) the event of default of June 1, 2018 was waived; (iii) the Company agreed to use a portion of newly-raised capital to repay a portion of the Truitt Notes; (iv) the governing law, jurisdiction, and venue of the Truitt Notes was changed to Fairfax County, Virginia; and (v) increase the interest rate to 20% effective June 1, 2018.  We currently do not have the ability to pay the Truitt Notes.

During 2018, we sold approximately 10.0 million shares of common stock for a net consideration of $145,000, and received $100,000 for the exercise of warrants to purchase 10.0 million shares of common stock.  In addition, we issued approximately 4.2 million shares of stock for services with a fair value of $62,700, and converted approximately $176,000 of liabilities to notes payable.  We also issued $200,000 of unsecured convertible promissory notes.

Management is continuing its efforts to secure funding sufficient for the Company’s operating and capital requirements through private sales of common stock and issuance of notes payable, and to negotiate settlements or extensions of existing liabilities.  The proceeds of such sales of stock or issuances of notes payable, if any, will be used to repay the Truitt Notes and to fund general working capital needs. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all.

We changed the focus of our company to position us to generate revenue from both data acquisition and data management.  We expanded our service offerings to provide data acquisition services utilizing several technologies.  We developed new, cloud-based mapping software to be marketed under our existing name GeoUndergound that replaces our previous version of GeoUnderground.  We currently utilize GeoUnderground to deliver data to customers.  We have begun to market GeoUnderground, which we intend to offer as a subscription-based stand-alone product.  We believe that our changes to our operating focus will enable us to increase revenue from operations substantially.

We believe that our actions and planned actions will enable us to finance our operations beyond the next twelve months.

We do not believe that inflation and changing prices will have a material impact on our net sales and revenues, or on income from continuing operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2018.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At June 30, 2018, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract on a quarterly basis and make adjustments if necessary. At June 30, 2018, we had no open fixed-price contracts.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not currently involved in any pending or threatened material litigation or other material legal proceedings, nor have we been made aware of any pending or threatened regulatory audits.

ITEM 1A.    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.   SALES OF UNREGISTERED EQUITY SECURITIES

On April 12, 2018, the Company issued 3,180,000 shares of its common stock to a consultant in exchange for services with a fair value of $47,700.  Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

On May 10, 2018, the Company granted non-statutory stock options to purchase an aggregate of 112,000,000 shares to purchase its common stock at an exercise price of $0.03 per share to its officers.  The stock options vest upon attainment of certain benchmarks, and expire after three years.  The grants took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D.  The grantees are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement, and with restrictions on resale.

On May 17, 2018, the Company issued 1,000,000 shares of its common stock to a consultant in exchange for services with a fair value of $15,000.  Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

Between May 14, 2018 and May 24, 2018, the Company issued promissory notes with an aggregate value of $200,000, and issued warrants to purchase 3,000,000 shares of the Company’s common stock for ten years at an exercise price of $0.02 to two investors for an aggregate consideration of $200,000.  The sales took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D.  The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement, and with restrictions on resale.

On June 19, 2018, the Company sold 3,333,334 shares of its common stock, and issued warrants to purchase 666,666 shares of common stock at an exercise price of $0.04, to an investor at a price of $0.015 per share, for an aggregate sales price of $50,000.  The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.   OTHER INFORMATION

None

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On June 1, 2018, principal and interest of Secured Promissory Notes payable to David M. Truitt (the “Truitt Notes”) totalling approximately $1.6 million were due.  We failed to make such payment,,and consequently were in default on the Truitt Notes.  On June 15, 2018, we entered into an Agreement to Amend Notes and Security Agreements with Mr. Truitt, pursuant to which (i) the due dates on the Truitt Notes were extended to September 15, 2018; (ii) the event of default of June 1, 2018 was waived; (iii) the Company agreed to use a portion of newly-raised capital to repay a portion of the Truitt Notes; (iv) the governing law, jurisdiction, and venue of the Truitt Notes was changed to Fairfax County, Virginia; and (v) increase the interest rate to 20% effective June 1, 2018.

ITEM 6.   EXHIBITS

Exhibit	Description

10.1	Agreement to Amend Notes and Security Agreements among Geospatial Corporation, Geospatial Mapping Systems, Inc., and David M. Truitt dated June 15, 2015
10.2	Non-Statutory Stock Option between Geospatial Corporation and Mark A. Smith dated May 10, 2018
10.3	Non-Statutory Stock Option between Geospatial Corporation and Troy Taggart dated May 10, 2018
10.4	Non-Statutory Stock Option between Geospatial Corporation and Thomas R. Oxenreiter dated May 10, 2018
31.1	Rule 13a-14(a) Certification of Mark A. Smith
31.2	Rule 13a-14(a) Certification of Thomas R. Oxenreiter
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Schema
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 DEF*	XBRL Taxonomy Extension Definition Linkbase
101 LAB*	XBRL Taxonomy Extension Label Linkbase
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 20, 2018	Geospatial Corporation (Registrant)
	By:	/S/ MARK A. SMITH
	Name: Title:	Mark A. Smith Chief Executive Officer

	By:	/S/ THOMAS R. OXENREITER
	Name: Title:	Thomas R. Oxenreiter Chief Financial Officer