Form 10-Q
period 2018-09-30
Geospatial Corp
filed 2018-11-19
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2018

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

The number of $0.001 par value common shares outstanding at November 8, 2018: 319,743,786.

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

GEOSPATIAL CORPORATION

INDEX

Geospatial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,132	$8,357
Accounts receivable	239,851	92,400
Prepaid expenses and other current assets	90,789	92,081

Total current assets	338,772	192,838

Property and equipment:
Field equipment	357,070	359,591
Field vehicles	43,285	43,285

Total property and equipment	400,355	402,876
Less: accumulated depreciation	(396,564)	(390,400)

Net property and equipment	3,791	12,476

Total assets	$342,563	$205,314

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$205,516	$248,745
Accrued expenses	1,312,164	1,231,553
Notes payable	2,005,748	1,487,174
Accrued registration payment arrangement	76,337	76,337

Total current liabilities	3,599,765	3,043,809

Stockholders' deficit:
Preferred stock:
Undesignated, $0.001 par value; 20,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; 3,644,578 shares issued and outstanding at September 30, 2018 and December 31, 2017	3,645	3,645
Common stock, $0.001 par value; 750,000,000 shares authorized at September 30, 2018 and December 31, 2017; 319,743,786 and 285,830,452 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	319,743	285,830
Additional paid-in capital	40,360,985	39,819,841
Additional paid-in capital, warrants	110,800	170,000
Accumulated deficit	(44,052,375)	(43,117,811)

Total stockholders' deficit	(3,257,202)	(2,838,495)

Total liabilities and stockholders' deficit	$342,563	$205,314

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Sales	$259,554	$230,330	$700,122	$521,465
Cost of sales	71,311	89,636	169,891	175,722

Gross profit	188,243	140,694	530,231	345,743

Selling, general and administrative expenses	299,962	431,480	1,151,087	1,469,427

Net loss from operations	(111,719)	(290,786)	(620,856)	(1,123,684)

Other income (expense):
Interest expense	(100,060)	(89,583)	(314,338)	(235,882)
Gain on extinguishment of debt	-	-	-	13,693
Other income	-	-	1,711	-
Loss on disposal of property and equipment	-	-	(1,856)	-
Gain on foreign currency exchange	775	-	775	-
Registration payment arrangements	-	-	-	432,578

Total other income (expense)	(99,285)	(89,583)	(313,708)	210,389

Net loss before income taxes	(211,004)	(380,369)	(934,564)	(913,295)

Provision for income taxes	-	-	-	-

Net loss	$(211,004)	$(380,369)	$(934,564)	$(913,295)

Basic and fully-diluted net loss per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the Nine Months Ended September 30, 2018
(Unaudited)

						Additional
					Additional	Paid-In
	Preferred Stock		Common Stock		Paid-In	Capital,	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2017	3,644,578	$ 3,645	285,830,452	$ 285,830	$ 39,819,841	$ 170,000	$ (43,117,811)	$ (2,838,495)
Sale of common stock, net of issuance costs	-	-	16,733,334	16,733	229,267	-	-	246,000
Issuance of common stock for services	-	-	7,180,000	7,180	100,520	-	-	107,700
Exercise of warrants to purchase common stock	-	-	10,000,000	10,000	175,000	(85,000)	-	100,000
Issuance of convertible securities with beneficial conversion features	-	-	-	-	36,357	-	-	36,357
Issuance of warrants to purchase common stock pursuant to issuance of notes payable	-	-	-	-	-	25,800	-	25,800
Net loss for the nine months ended September 30, 2018	-	-	-	-	-	-	(934,564)	(934,564)
Balance, September 30, 2018	3,644,578	$ 3,645	319,743,786	$ 319,743	$ 40,360,985	$ 110,800	$ (44,052,375)	$ (3,257,202)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(934,564)	$(913,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,829	31,332
Loss on disposal of property and equipment	1,856	-
Amortization of deferred debt issue costs	114,204	18,613
Amortization of discount on notes payable	36,357	54,949
Gain on extinguishment of debt	-	(13,693)
Accrued registration payment arrangement	-	(432,578)
Accrued interest payable	162,240	156,866
Issuance of common stock for services	107,700	200,000
Changes in operating assets and liablities:
Accounts receivable	(147,451)	(126,210)
Prepaid expenses and other current assets	1,292	39,844
Accounts payable	(43,229)	54,869
Accrued expenses	255,664	327,322

Net cash used in operating activities	(439,102)	(601,981)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,521)

Net cash used in investing activities	-	(2,521)

Cash flows from financing activities:
Proceeds from issuance of notes payable	200,000	-
Principal payments on notes payable	(107,123)	(42,153)
Principal payments on capital lease liabilities	-	(2,675)
Proceeds from sale of common stock, net of offering costs	246,000	550,000
Proceeds from exercise of warrants to purchase common stock	100,000	38,000

Net cash provided by financing activities	438,877	543,172

Net change in cash and cash equivalents	(225)	(61,330)

Cash and cash equivalents at beginning of period	8,357	66,992

Cash and cash equivalents at end of period	$8,132	$5,662

Supplemental disclosures:
Cash paid during period for interest	$1,695	$5,454
Cash paid during period for income taxes	-	-
Non-cash transactions:
Issuance of common stock for services	107,700	200,000
Issuance of common stock for registration penalty	-	13,200
Issuance of convertible securities with beneficial conversion features	36,357	39,132
Liabilities settled by issuance of notes payable	175,653	51,227
Issuance of warrants to purchase common stock pursuant to issuance
of notes payable	25,800	-
Issuance of warrants to purchase common stock for loan concessions	-	170,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONCENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements included herein have been prepared by Geospatial Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and regulations issued pursuant to the Securities Exchange Act of 1934, as amended.  Accordingly, the accompanying Unaudited Consolidated Financial Statements do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying Unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2018 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2017.  In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Consolidated Financial Statements, are of a normal and recurring nature.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other interim periods, or any future year or period.

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

Note 2 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2018	2017

Payroll and taxes	$1,144,544	$1,067,197
Accounting	41,694	47,504
Contractors and subcontractors	20,794	10,227
Interest	2,843	2,243
Other	102,289	104,382

Accrued expenses	$1,312,164	$1,231,553

Note 3 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer.  The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff.  Mr. Smith has agreed to suspend collection of rent effective April 1, 2016.  No rent will accrue during the suspension.  The lease is cancellable by either party upon 30 days’ notice.  The Company incurred no lease expense during the three and nine months ended September 30, 2018 and 2017.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leased a field vehicle from Mr. Smith.  The lease was for 60 months, and was for substantially the same terms for which Mr. Smith leased the vehicle from the manufacturer.  No interest expense was incurred during the three and nine months ended September 30, 2018.  Interest on the lease amounted to $9 and $46 for the three and nine months ended September 30, 2017, respectively.  The lease was recorded as a capital lease.  The lease expired during the year ended December 31, 2017.

Note 4 – Notes Payable

Current notes payable consisted of the following:

	September 30, 2018	December 31, 2017
Secured Promissory Note, payable to an individual, bearing interest at 15% per annum, due September 15, 2018, net of discount and deferred issuance costs. The note is convertible to common stock at the higher of 75% of the 10 day average bid price or $0.02 per share, and is secured by substantially all the assets of the Company	$1,699,646	$1,455,041
Unsecured Convertible Promissory Notes, payable to two individuals, bearing interest at 15% per annum, net of deferred issuance costs. The notes are convertible at the holder’s option to common stock at $0.015 per share	205,348	-
Settlement agreements with vendors, bearing no interest.	27,694	-
Notes payable under settlement agreements with former employees, payable monthly with terms of up to twelve months, bearing no interest	73,060	32,133
Current notes payable	$2,005,748	$1,487,174

Note 5 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
	-	-	-	-
Deferred:
Federal	(39,552)	(113,240)	(175,207)	(279,482)
State	(20,927)	(35,949)	(92,702)	(88,725)
	(60,479)	(149,189)	(267,909)	(368,207)
Total income taxes	(60,479)	(149,189)	(267,909)	(368,207)

Less: valuation allowance	60,479	149,189	267,909	368,207

Net income taxes	$-	$-	$-	$-

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017
Federal statutory rate	21.0%	35.0%	21.0%	35.0%
State income taxes (net of federal benefit)	7.9	6.5	7.9	6.5
Valuation allowance	(28.9)	(41.5)	(28.9)	(41.5)

Effective rate	0.0%	0.0%	0.0%	0.0%

Note 5 – Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized below.  A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	September 30, 2018	December 31, 2017
Start-up costs	$7,277	$12,413
Depreciation	(38,106)	(31,601)
Accrued expenses	270,620	248,882
Net operating loss carryforward	12,261,117	12,003,305

Deferred income taxes	12,500,908	12,232,999
Less: valuation allowance	(12,500,908)	(12,232,999)

Net deferred income taxes	$-	$-

At September 30, 2018, the Company had federal and state net operating loss carryforwards of approximately $42,426,000.  The federal and state net operating loss carryforwards will expire beginning in 2021 and 2026, respectively.  The amount of the state net operating loss carryforward that can be utilized each year to offset taxable income is limited by federal and state law.

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

The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017
Net income (loss)	$(211,004)	$(380,369)	$(934,564)	$(913,295)

Weighted average number of shares of common stock outstanding	316,231,105	274,660,162	305,154,311	257,745,741
Dilutive potential shares of common stock	316,231,105	274,660,162	305,154,311	257,745,741

Net loss per share of common stock:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Series C Convertible Preferred Stock	72,891,560	72,891,560	72,891,560	75,526,216
Options and warrants to purchase common stock	8,257,065	16,018,393	8,257,065	29,147,461
Unsecured Promissory Notes	13,827,767	-	7,041,667	-
Secured Promissory Note	83,512,850	56,315,086	68,761,757	34,593,939

Total	178,489,242	145,225,039	156,952,049	139,267,616

Note 7 – Stock-Based Payments

During the nine months ended September 30, 2018, the Company granted warrants to purchase 2,694,499 shares of the Company’s common stock to investors in connection with investments in the Company’s common stock.  The Company also granted warrants to purchase 3,000,000 shares to lenders pursuant to the issuance of Unsecured Convertible Promissory Notes.

During the nine months ended September 30, 2018, the Company granted 7,180,000 shares of the Company’s common stock to consultants in consideration for services.  The Company recorded expense of $107,700, the fair value of the services received.

On May 10, 2018, the Company granted options to purchase 112,000,000 shares of common stock to its officers.  The options have a term of three years and are exercisable upon attainment of certain performance benchmarks.

Note 8 – Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms.  The Company accounts for such concessions in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 470-60, Troubled Debt Restructurings by Debtors, and ASC 405-20, Extinguishment of Liabilities, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan.  Such gains are included as “Gains on extinguishment of debt” in “Other income and expenses” on the Company’s Consolidated Statement of Operations.  In addition, the Company has accounts payable that have aged or are expected to age beyond the statute of limitations.  The Company is amortizing those liabilities over the remaining term of the statute of limitations.  No gain on extinguishment of debt was recorded during the three and nine months ended September 30, 2018.  Gains on extinguishment of debt of $13,693 were recorded during the nine months ended September 30, 2017.

Note 9 – Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”).  The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued.  The Company measures fair value by the price of its common stock at its most recent sale.  The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly.  The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $76,337 at September 30, 2018 and December 31, 2017.  Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements”.  The Company had no gain or loss from registration payment arrangements during the three and nine months ended September 30, 2018.  The Company had gains from registration payment arrangements of $0 and $432,578 during the three and nine months, respectively, ended September 30, 2017.

ITEM 2:MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2017, filed with our Annual Report on Form 10-K on April 16, 2018, and our financial statements and notes thereto as of and for the three and nine months ended September 30, 2018, which appear elsewhere in this Quarterly Report on Form 10-Q.  The financial statements as of and for the years ended December 31, 2017 and 2016 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.  In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

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

Results of Operations

The following discussion should be read in conjunction with our financial statements for the periods ended September 30, 2018 and 2017 and the related notes thereto.

Results of Operations for the Three and Nine Months ended September 30, 2018 and 2017

We had sales of $259,554 and $700,122 during the three and nine months, respectively, ended September 30, 2018.  Cost of sales was $71,311 and $169,891 for the three and nine months, respectively, ended September 30, 2018.  Sales were $230,330 and $521,465 during the three and nine months, respectively, ended September 30, 2017.  Cost of sales were $89,636 and $175,722 for the three and nine months, respectively, ended September 30, 2017.  Our sales have fluctuated throughout 2018 and 2017 as our ability to market and perform jobs was hampered by our financial condition.  We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

Selling, general, and administrative (“SG&A”) expenses were $299,962 and $1,151,087 for the three and nine months, respectively, ended September 30, 2018.  SG&A expenses were $431,480 and $1,469,427 for the three and nine months, respectively, ended September 30, 2017.  The decreases in SG&A costs for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 were due to decreases in professional fees due to budget constraints, payroll costs due to reductions in sales and technical headcount, and insurance costs due to reduction in insurance.

Other income and expense for the three and nine months, respectively, ended September 30, 2018, were net expense of $99,285 and $313,708, respectively, which included interest expense of $100,060 and $314,338, respectively, other income of $0 and $1,711, respectively, loss on disposal of property and equipment of $0 and $1,856, respectively, and gain on foreign currency exchange of $775 and $775, respectively.  Other income and expense for the three and nine months, respectively, ended September 30, 2017 were net expense of $89,583 and net income of $210,389, respectively, which consisted of interest expense of $89,583 and $235,882, respectively, gains on extinguishment of debt of $0 and $13,693, respectively, and gains related to registration payment arrangements of $0 and $432,578, respectively.

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

We had no gain or loss related to registration payment arrangements during the three and nine months ended September 30, 2018, and during the three months ended September 30, 2017.  During the nine months ended September 30, 2017, we had gains related to registration payment arrangements of $432,578 due to a decrease in the value of our common stock.  We expect that income or expense related to registration payment arrangements will fluctuate as the price of our common stock and the estimate of the number of Penalty Shares to be issued fluctuate.

We had no benefit from income taxes during the three and nine months ended September 30, 2018 and 2017, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Liquidity and Capital Resources

At September 30, 2018, we had current assets of $338,772, and current liabilities of $3,599,765.

Our Company has incurred net losses since inception.  Our operations and capital requirements have been funded by sales of our common and preferred stock, advances from our chief executive officer, and issuance of notes payable.  At September 30, 2018, current liabilities exceeded current assets by $3,260,993, and total liabilities exceeded total assets by $3,257,202.  Those factors raise doubts about our ability to continue as a going concern.

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

During 2018, we sold approximately 16.7 million shares of common stock for a net consideration of $246,000, and received $100,000 for the exercise of warrants to purchase 10.0 million shares of common stock.  In addition, we issued approximately 7.2 million shares of stock for services with a fair value of $107,700, and converted approximately $176,000 of liabilities to notes payable.  We also issued $200,000 of unsecured convertible promissory notes.

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

We changed the focus of our company to position us to generate revenue from both data acquisition and data management.  We expanded our service offerings to provide data acquisition services utilizing several technologies.  We developed new, cloud-based mapping software to be marketed under our existing name GeoUndergound that replaces our previous version of GeoUnderground.  We currently utilize GeoUnderground to deliver data to customers.  We have begun to market GeoUnderground, which we intend to offer as a subscription-based stand-alone product, and we have sold consulting services related to GeoUnderground.  We believe that our changes to our operating focus will enable us to increase revenue from operations substantially.

We believe that our actions and planned actions will enable us to finance our operations beyond the next twelve months.

We do not believe that inflation and changing prices will have a material impact on our net sales and revenues, or on income from continuing operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2018.

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At September 30, 2018, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years.  This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization.  We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts.  We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract on a quarterly basis and make adjustments if necessary.  At September 30, 2018, we had no open fixed-price contracts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     SALES OF UNREGISTERED EQUITY SECURITIES

On July 10, 2018, the Company sold 2,500,000 shares of its common stock, and issued warrants to purchase 937,500 shares of common stock at an exercise price of $0.02, to an investor at a price of $0.015 per share, for an aggregate sales price of $37,500.  The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

Between July 20, 2018 and July 23, 2018, the Company sold 4,233,333 shares of its common stock, and issued warrants to purchase 423,333 shares of common stock at an exercise price of $0.04, to two investors at a price of $0.015 per share, for an aggregate sales price of $63,500.  The sales took place in two private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D.  The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement, and with a restriction on resale.

On September 10, 2018, the Company issued 3,000,000 shares of its common stock to a consultant in exchange for services with a fair value of $45,000.  Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

On September 15, 2018, the Company's Secured Promissory Notes, with an aggregate outstanding balance of approximately $1,699,646, became due.  The Company failed to make payment as required, and consequently incurred an Event of Default.  The noteholder has not delivered a notice of default to the Company, and has indicated that he does not intend to do so at this time.

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

Date: November 19, 2018	Geospatial Corporation (Registrant)
	By:	/S/ MARK A. SMITH
	Name: Title:	Mark A. Smith Chief Executive Officer

	By:	/S/ THOMAS R. OXENREITER
	Name: Title:	Thomas R. Oxenreiter Chief Financial Officer