Form 10-K
period 2018-12-31
Geospatial Corp
filed 2019-04-16
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2018

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

Yes ☐ No ☒

Aggregate market value of voting common stock held by non-affiliates of the registrant at June 30, 2018: $3,556,643. For purposes of this calculation, executive officers, directors, and persons holding in excess of 5% of the outstanding shares of common stock are considered affiliates.

Number of shares of common stock outstanding as of April 15, 2018: 346,743,784.

Documents incorporated by reference: None.

GEOSPATIAL CORPORATION

TABLE OF CONTENTS

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

PART I

As used in this Report and unless otherwise indicated, the terms “we,” “us,” “our,” or the “Company” refer to Geospatial Corporation and our subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Item 1.   Business

Company Overview

The Company was incorporated on December 26, 1995 in the state of Nevada as Kayenta Kreations, Inc. In connection with a merger in 2008, the Company changed its name to Geospatial Holdings, Inc., and in 2013, changed its name to Geospatial Corporation (“we” or the “Company”). The Company has one wholly-owned subsidiary, Geospatial Mapping Systems, Inc., which serves as the Company’s operating unit.  Our corporate headquarters are located in Sarver, Pennsylvania at 229 Howes Run Road.

General Description of the Business

We are a Pennsylvania based technology company. Our core business is the provision of proven cloud-based geospatial solutions to accurately locate and digitally map in three dimensions (“3D”) underground pipelines and other infrastructure. We compete in the software industry within the cloud-

based infrastructure mapping industry. Our professional staff offers the expertise, ability and technologies required to design and execute innovative, challenging solutions that push the Company to the forefront of the cloud-based infrastructure mapping industry. Geospatial Corporation is steadfastly committed to our mission – “To provide our clients with an unparalleled 3D understanding of the world’s underground infrastructure”.

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

Financing

From January 1, 2017 through December 31, 2018, we raised approximately $1.1 million in cash through the private sale of our common stock and exercises of warrants to purchase common stock. In addition, during that period we issued common stock for services totaling approximately $334,000. We intend to continue to sell our common stock in private transactions to fund our general working capital needs.

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

Customers

To date, we have successfully completed approximately 285 projects for a varied group of clients including contractors, municipalities, government agencies, utilities, telecoms, and engineering companies.

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

Personnel

We believe that our success will greatly depend on our ability to identify, attract and retain capable employees. As of April 8, 2018, we had seven employees, all of whom are full-time employees. We believe that our relations with these employees are good. None of our employees are represented by a labor union or otherwise represented under a collective bargaining agreement.

Environmental Compliance

As our services are applicable to a large number of pipeline industry segments, we will be working, in many cases, in and around environmentally-sensitive areas, and with pipeline materials that may require specific environmental training and strict environmental procedures and guidelines. Failure to comply with these federal, state, or local environmental regulations could result in substantial penalties or fines. We have not incurred any material costs of environmental regulations during 2018 or 2017.

The enactment of various federal, state, and local environmental regulations, and variations in federal, state, and local funding for environmental compliance and enforcement of these regulations may have an effect on the capital expenditures of our clients, and thus may affect our ability to generate revenue.

Description of Property

Our headquarters office is located in Sarver, Pennsylvania at 229 Howes Run Road. This building, which we lease from Mark A. Smith, the Company’s Chairman/CEO, has approximately 3,200 square feet of office space and is used by our corporate and operations staff. This property is rented under a month-to-month lease at $6,500 per month. Mr. Smith agreed to suspend collection of rent effective April 1, 2016.

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

Item 1A.   Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2.   Properties

The Company’s headquarters and operations are located in Sarver, Pennsylvania in an office located at 229 Howes Run Road. This building, which we lease from the Mark A. Smith, the Company’s Chairman/CEO, has approximately 3,200 square feet of office space and is used by our corporate and engineering/operations staff. Monthly rent under this lease is $6,500 per month, and is on a month-to-month basis. Mr. Smith agreed to suspend collection of rent due under the lease effective April 1, 2016. Because no rent is accruing during the suspension, we are not in default of the lease. We believe that our existing facilities are adequate to meet our business needs for the foreseeable future.

Item 3.   Legal Proceedings

The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Quarter Ended	High	Low
March 31, 2017	$0.03	$0.02
June 30, 2017	$0.05	$0.03
September 30, 2017	$0.03	$0.03
December 31, 2017	$0.03	$0.02
March 31, 2018	$0.03	$0.02
June 30, 2018	$0.03	$0.02
September 30, 2018	$0.03	$0.02
December 31, 2018	$0.02	$0.01

Number of Shareholders

As of April 15, 2018, there were approximately 225 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	16,662,500	$ 0.08	8,537,500
Equity compensation plans not approved by security holders	112,000,000	0.03	-

Total	128,662,500	$ 0.04	8,537,500

Recent Sales of Unregistered Securities

On November 2, 2018, the Company issued 1,666,666 shares of the Company’s common stock at a price of $0.015 per share, and issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.02 per share, for an aggregate sales price of $25,000. The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchaser is an accredited investor, and the Company issued the shares of common stock without any general solicitation or advertisement, and with a restriction on resale.

Between November 8, 2018 and April 1, 2019, the Company sold 25,333,333 shares of its common stock at a price of $0.015 per share and issued warrants to purchase 2,533,333 shares of common stock at an exercise price of $0.04, to six investors, for an aggregate sales price of $380,000. The sales took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D. The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement, and with a restriction on resale.

The recipients of the securities in each of these transactions described above represented their intentions to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Overview

We are a Pennsylvania-based technology company. We provide cloud-based geospatial solutions to accurately locate and digitally map underground pipelines and other infrastructure in 3D. Our professional staff offers the expertise, ability, and technologies required to design and execute solutions that are delivered in a cloud-based GIS (geographic information system) platform.

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

Recent Developments

In 2019, we sold approximately 21.7 million shares of common stock for a net consideration of $325,000.  We also issued a $100,000 promissory note to Mr. Truitt for cash (the “2019 Truitt Note”).

Liquidity and Capital Resources

At December 31, 2018, we had current assets of $203,694, and current liabilities of $3,641,311.

Our Company has incurred net losses since inception. Our operations and capital requirements have been funded by sales of our common and preferred stock, advances from our chief executive officer, and issuance of notes payable. At December 31, 2018, current liabilities exceeded current assets by $3,437,617, and total liabilities exceeded total assets by $3,435,325. Those factors raise doubts about our ability to continue as a going concern.

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

During 2018, we sold approximately 22.1 million shares of common stock for a net consideration of $326,000, and received $100,000 for the exercise of warrants to purchase 10.0 million shares of common stock. In addition, we issued approximately 7.2 million shares of stock for services with a fair value of $107,700, and converted approximately $176,000 of liabilities to notes payable. We also issued $200,000 of unsecured convertible promissory notes.

In 2019 through April 8, we sold approximately 21.7 million shares of common stock for a net consideration of $325,000. We also issued a $100,000 promissory note to Mr. Truitt for cash (the “2019 Truitt Note”). The 2019 Truitt Note requires us to remit 50% of our collections on accounts receivable to Mr. Truitt until the 2019 Truitt Note and accrued interest are paid in full, and thereafter requires us to remit 25% of our collections on accounts receivable until the Truitt Notes are paid in full.

Management is continuing its efforts to secure funding sufficient for the Company’s operating and capital requirements through private sales of common stock, and to negotiate settlements or extensions of existing liabilities. The proceeds of such sales of stock, if any, will be used to repay the Truitt Notes and to fund general working capital needs.

In recent years, we changed the focus of our company to position us to generate revenue from both data acquisition and data management. We expanded our service offerings to provide data acquisition services utilizing several technologies. We developed new, cloud-based mapping software to be marketed under our existing name GeoUndergound that replaces our previous version of GeoUnderground. We currently utilize GeoUnderground to deliver data to customers. We began to offer GeoUnderground to customers on a test basis during 2018, and intend to begin to offer GeoUnderground as a subscription-based stand-alone product in 2019. We believe that our changes to our operating focus will enable us to begin to generate significant revenue from operations.

We believe that our actions and planned actions will enable us to finance our operations beyond the next twelve months.

We do not believe that inflation and changing prices will have a material impact on our net sales and revenues, or on income from continuing operations.

Results of Operations for the Years Ended December 31, 2018 and 2017

Sales were $866,212 for the year ended December 31, 2018, compared to $686,815 for the year ended December 31, 2017. Cost of sales was $219,348 for the year ended December 31, 2018, compared to $220,491 for the year ended December 31, 2017. Our sales fluctuated throughout 2018 and 2017 as our ability to market and perform jobs was hampered by our financial condition. We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

SG&A expenses were $1,449,540 for the year ended December 31, 2018, compared to $1,895,526 for the year ended December 31, 2017. The decrease in SG&A costs for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due to a decrease in payroll expenses due to a reduction in staffing, a decrease in investor relations fees due to budget constraints, and a decrease in insurance due to a reduction in coverage.

Other income and expense for the year ended December 31, 2018 was a net expense of $404,706, which included interest expense of $401,549, other income of $1,711, loss on disposal of assets of $1,856, and loss on foreign currency exchange of $3,012. Other income and expense for the year ended December 31, 2017 was a net income of $129,116, which included interest expense of $349,798, gains on extinguishment of debt of $47,852, income related to registration payment arrangements of $432,578, and a loss on foreign currency exchange of $1,516. The increase in interest expense in 2018 was due to increased interest on the Truitt Note in 2018 due to a larger outstanding balance. The gains on extinguishment of debt resulted from settlement agreements on prior liabilities and reduction of prior accounts payable that have extended beyond the statute of limitations.

Gains and losses related to registration payment arrangements result from a series of Stock Subscription Agreements we entered into in 2009 and 2010 (the “Stock Subscription Agreements”). We were required to register the shares of common stock sold pursuant to the Stock Subscription Agreements under the Securities Act. Our failure to register the shares of common stock under the Securities Act resulted in our obligation to issue additional shares (“Penalty Shares”) to investors who purchased shares pursuant to the Stock Subscription Agreements. We recorded a liability on our books for the value of the estimated number of Penalty Shares to be issued. We incur losses on our registration payment arrangements when the estimated number of Penalty Shares to be issued increases, or when the value of our stock increases. We record gains on our registration payment arrangements when the estimated number of Penalty Shares to be issued decreases, or when the value of our stock decreases. We did not record any gains or losses related to registration payment arrangements during 2018. We recorded a gain related to registration payment arrangements of $432,578 in 2017, which resulted from a decrease in the estimated value of our stock due to a decrease in stock price. We expect that gains or losses related to registration payment arrangements will fluctuate as the price of our stock and the estimate of the number of Penalty Shares to be granted fluctuate.

We had no net benefit from income taxes, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2018.

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At December 31, 2018, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years. This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization. We evaluate the necessity of the valuation allowance quarterly.

Estimated Costs to Complete Fixed-Price Contracts. We record revenues for fixed-price contracts under the percentage-of-completion method of accounting, whereby revenues are recognized ratably as those contracts are completed. This rate is based primarily on the proportion of contract costs incurred to date to total contract costs projected to be incurred for the entire project, or the proportion of measurable output completed to date to total output anticipated for the entire project. We review our estimates of costs to complete each contract quarterly, and make adjustments if necessary. At December 31, 2018, we do not believe that material changes to contract cost estimates at completion for any of our open contracts are reasonably likely to occur.

Revenue Recognition

The Company records revenue in accordance with ASC 606, Revenue from Contracts With Customers (“ASC 606”). The Company applies the following methodology to recognize revenue:

i.Identify the contract with a customer.

ii.Identify the performance obligations in the contract.

iii.Determine the transaction price.

iv.Allocate the transaction price to the performance obligations in the contract.

v.Recognize revenue when the Company satisfies a performance obligation.

Advance customer payments are recorded as deferred revenue until such time as the related performance obligations are met.

Revenues are recorded net of sales taxes collected.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date.  The Company has reviewed accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company believes that the following impending standards may have an impact on its future filings. The applicability of any standard will be evaluated by the Company and is still subject to review by the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new revenue recognition standard that supersedes the existing standard and eliminates all industry-specific standards.  The largely principles-based standard provides a comprehensive framework that can be applied to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns.  The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities should apply the five-step model outlined in the standard to achieve that core principal.  The Company adopted ASU 2014-09 on January 1, 2017.  The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of an extraordinary item from GAAP. As a result, an entity is no longer required to separately classify, present, or disclose extraordinary events and transactions; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained. ASU 2015-01 was adopted by the Company in 2017.  The implementation of ASU 2015-01 did not have a material effect on the Company’s financial position or results of operations.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position.  To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position.  The Company adopted ASU 2015-17 on January 1, 2018.  The implementation of ASU 2015-17 did not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)  ASU 2016-02 substantially retains the classification for leasing transactions as finance or operating leases.  The new guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms greater than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense.  ASU 2016-02 will be effective for the Company on January 1, 2019.  The Company does not expect that the implementation of ASU 2016-02 will have a material effect on the Company’s consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.   Financial Statements and Supplemental Data

GEOSPATIAL CORPORATION

INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Geospatial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Geospatial Corporation (a Nevada corporation) as of , and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  In our opinion, these financial statements present fairly, in all material respects, the financial position of Geospatial Corporation as of , and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Geospatial Corporation in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2009.

Goff Backa Alfera and Company, LLC

Pittsburgh, Pennsylvania

April 16, 2019

Geospatial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$7,117	$8,357
Accounts receivable	115,913	92,400
Prepaid expenses and other current assets	80,664	92,081

Total current assets	203,694	192,838

Property and equipment:
Field equipment	357,070	359,591
Field vehicles	43,285	43,285

Total property and equipment	400,355	402,876
Less: accumulated depreciation	(398,063)	(390,400)

Net property and equipment	2,292	12,476

Total assets	$205,986	$205,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$198,716	$248,745
Accrued expenses	1,323,586	1,231,553
Notes payable	2,042,672	1,487,174
Accrued registration payment arrangement	76,337	76,337

Total current liabilities	3,641,311	3,043,809

Stockholders' deficit:

Preferred stock: Undesignated, $0.001 par value; 20,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2018 and 2017	-	-
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2018 and 2017	-	-
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2018 and December 31, 2017; 3,644,578 shares issued and outstanding at December 31, 2018 and 2017	3,645	3,645
Common stock, $0.001 par value; 750,000,000 shares authorized at December 31, 2018 and 2017; 325,077,118 and 285,830,452 shares issued and outstanding at December 31, 2018 and 2017, respectively	325,077	285,830
Additional paid-in capital	40,438,183	39,819,841
Additional paid-in capital, warrants	122,963	170,000
Accumulated deficit	(44,325,193)	(43,117,811)

Total stockholders' deficit	(3,435,325)	(2,838,495)

Total liabilities and stockholders' deficit	$205,986	$205,314

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

Sales	$866,212	$686,815
Cost of sales	219,348	220,491

Gross profit	646,864	466,324

Selling, general and administrative expenses	1,449,540	1,895,526

Net loss from operations	(802,676)	(1,429,202)

Other income (expense):
Interest expense	(401,549)	(349,798)
Gain on extinguishment of debt	-	47,852
Other income	1,711	-
Loss on disposal of property and equipment	(1,856)	-
Registration payment arrangements	-	432,578
Loss on foreign currency exchange	(3,012)	(1,516)

Total other income (expense)	(404,706)	129,116

Net loss before income taxes	(1,207,382)	(1,300,086)

Provision for income taxes	-	-

Net loss	$(1,207,382)	$(1,300,086)

Basic and fully-diluted net loss per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

For the Years Ended December 31, 2018 and 2017

						Additional
					Additional	Paid-In
	Preferred Stock		Common Stock		Paid-In	Capital,	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2016	4,543,654	$4,544	226,211,740	$226,212	$38,905,332	$20,626	$(41,817,725)	$(2,661,011)

Sale of common stock, net of issuance
costs	-	-	28,333,335	28,333	596,667	-	-	625,000

Exercise of warrants to purchase common
stock	-	-	4,421,857	4,422	54,204	(20,626)	-	38,000

Issuance of convertible securities with
beneficial conversion features	-	-	-	-	50,152	-	-	50,152

Issuance of common stock for
registration penalty	-	-	132,000	132	13,068	-	-	13,200

Conversion of Series C Convertible
Preferred Stock to common stock	(899,076)	(899)	17,981,520	17,981	(17,082)	-	-	-

Issuance of common stock for services	-	-	8,750,000	8,750	217,500	-	-	226,250

Issuance of warrants to purchase
common stock for loan concessions	-	-	-	-	-	170,000	-	170,000

Net loss for the year ended
December 31, 2017	-	-	-	-	-	-	(1,300,086)	(1,300,086)

Balance, December 31, 2017	3,644,578	3,645	285,830,452	285,830	39,819,841	170,000	(43,117,811)	(2,838,495)

Sale of common stock, net of issuance
costs	-	-	22,066,666	22,067	291,770	12,163	-	326,000

Issuance of common stock for services	-	-	7,180,000	7,180	100,520	-	-	107,700

Exercise of warrants to purchase common
stock	-	-	10,000,000	10,000	175,000	(85,000)	-	100,000

Issuance of convertible securities with
beneficial conversion features	-	-	-	-	51,052	-	-	51,052

Issuance of warrants to purchase common
stock pursuant to issuance of notes payable	-	-	-	-	-	25,800	-	25,800

Net loss for the years ended December 31,
2018	-	-	-	-	-	-	(1,207,382)	(1,207,382)

Balance, December 31, 2018	3,644,578	$3,645	325,077,118	$325,077	$40,438,183	$122,963	$(44,325,193)	$(3,435,325)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,207,382)	$(1,300,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,328	34,784
Loss on disposal of property and equipment	1,856	-
Amortization of deferred debt issue costs	120,106	75,693
Amortization of discount on notes payable	51,051	65,969
Gain on extinguishment of debt	-	(47,852)
Accrued registration payment arrangement	-	(432,578)
Accrued interest payable	228,760	201,005
Issuance of common stock for services	107,700	226,250
Changes in operating assets and liablities:
Accounts receivable	(23,513)	(26,600)
Prepaid expenses and other current assets	11,417	48,024
Accounts payable	(50,029)	31,837
Accrued expenses	267,012	459,931

Net cash used in operating activities	(484,694)	(663,623)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,521)

Net cash used in investing activities	-	(2,521)

Cash flows from financing activities:
Proceeds from issuance of notes payable	200,000	-
Principal payments on notes payable	(142,546)	(52,213)
Principal payments on capital lease liabilities	-	(3,278)
Proceeds from sale of common stock, net of offering costs	326,000	625,000
Proceeds from exercise of warrants to purchase common stock, net of offering costs	100,000	38,000

Net cash provided by financing activities	483,454	607,509

Net change in cash and cash equivalents	(1,240)	(58,635)

Cash and cash equivalents at beginning of period	8,357	66,992

Cash and cash equivalents at end of period	$7,117	$8,357

Supplemental disclosures:
Cash paid during period for interest	$1,790	$7,131
Cash paid during period for income taxes	-	-
Non-cash transactions:
Issuance of common stock in settlement of liabilities	175,653	-
Issuance of common stock for services	107,700	226,250
Issuance of notes payable in settlement of liabilities	-	51,227
Issuance of convertible securities with beneficial conversion features	51,051	50,152
Issuance of warrants to purchase common stock pursuant to issuance of notes payable	25,800	-

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Going Concern

Since its inception, the Company has incurred net losses. In addition, the Company’s operations and capital requirements have been funded since its inception by sales of its common and preferred stock and advances from its chief executive officer. At December 31, 2018, the Company’s current liabilities exceeded its current assets by $3,437,617, and total liabilities exceeded total assets by $3,435,325. Those factors create an uncertainty about the Company’s ability to continue as a going concern. The Company’s management has implemented plans to secure financing sufficient for the Company’s operating and capital requirements, and to negotiate settlements or extensions of existing liabilities. There can be no assurance that such efforts will be successful. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Accounting Method

The Company’s financial statements are prepared on the accrual method of accounting.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Cash and Cash Equivalents

The Company considers all highly liquid debt investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are presented in the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company had no allowance for doubtful accounts at December 31, 2018 and 2017.

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, and accelerated methods for tax purposes, based on estimated useful lives ranging from three to ten years. Depreciation expense was $8,328 and $34,784 for the years ended December 31, 2018 and 2017, respectively.

Expenditures for major renewals and betterments that materially extend the useful lives of assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

The Company leases equipment under leases with terms of three years. Each lease is analyzed using the criteria in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases, to determine whether the lease is a capital or operating lease. Capital leases are recorded at the inception of the lease as property and equipment, and a capital lease liability of the same amount, at the lesser of the fair value of the leased asset or the present value of the minimum lease payments. Assets recorded under capital lease agreements are depreciated over their estimated useful lives. Depreciation of assets recorded under capital leases is included with depreciation expense related to owned assets. The capital lease expired during 2017.

Revenue Recognition

The Company records revenue in accordance with ASC 606, Revenue from Contracts With Customers (“ASC 606”). The Company applies the following methodology to recognize revenue:

i.Identify the contract with a customer.

ii.Identify the performance obligations in the contract.

iii.Determine the transaction price.

iv.Allocate the transaction price to the performance obligations in the contract.

v.Recognize revenue when the Company satisfies a performance obligation.

Advance customer payments are recorded as deferred revenue until such time as the related performance obligations are met.

Revenues are recorded net of sales taxes collected.

Deferred Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the related debt. The deferred debt issuance costs were fully amortized at December 31, 2018 and 2017.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Convertible Securities with Beneficial Conversion Features

During 2015, the Company issued a Secured Promissory Note of $1,000,000. The Company took additional loans of $350,000 against the Secured Promissory Note in 2016. The Secured Promissory Note is convertible at the lender’s option to the Company’s common stock at a price per share of 75% of the average bid price of the Company’s common stock for the ten trading days preceding the conversion. The Company recorded the Secured Promissory Note in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The Company determined that the discount to market price on the conversion feature was a beneficial conversion feature, and that the intrinsic value of the conversion feature of loans taken and interest accrued during the years ended December 31, 2018 and 2017 was $52,269 and $50,152, respectively. These amounts were recognized as additional paid-in capital and as a discount on the Secured Promissory Note. Amortization of the discount on the Secured Promissory Note totaled $52,269 and $65,969 during the years ended December 31, 2018 and 2017, respectively.

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

Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms. The Company accounts for such concessions in accordance with FASB ASC 470-60, Troubled Debt Restructurings by Debtors, and FASB ASC 405-20, Extinguishment of Liabilities, and recognizes gains the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan. Such gains are included as “Gains on extinguishment of debt” in “other income and expenses” on the Company’s Consolidated Statement of Operations. In addition, the Company has accounts payable that has aged or is expected to age beyond the statute of limitations. The Company is amortizing those liabilities over the remaining term of the statute of

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

limitations. Such amortization amounted to $47,852 during the year ended December 31, 2017. There was no such amortization during the year ended December 31, 2018.

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

Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”). The Company records such obligations in accordance with FASB ASC 825-20, Registration Payment Arrangements. The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued. The Company measures fair value by the price of its common stock at its most recent sale. The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly. The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $76,337 at December 31, 2018 and 2017. Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements” which amounted to gains of $432,578 during the year ended December 31, 2017. There was no such gain or loss during the year ended December 31, 2018.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), a new revenue recognition standard that supersedes the existing standard and eliminates all industry-specific standards. The largely principles-based standard provides a comprehensive framework that can be applied to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities should apply the five-step model outlined in the standard to achieve that core principal. The Company adopted ASU 2014-09 on January 1, 2017. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

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

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of an extraordinary item from GAAP. As a result, an entity is no longer required to separately classify, present, or disclose extraordinary events and transactions; however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained. ASU 2015-01 was adopted by the Company in 2017. The implementation of ASU 2015-01 did not have a material effect on the Company’s financial position or results of operations.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The Company adopted ASU 2015-17 on January 1, 2018. The implementation of ASU 2015-17 did not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ASU 2016-02 substantially retains the classification for leasing transactions as finance or operating leases. The new guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense. ASU 2016-02 will be effective for the Company on January 1, 2019. The Company does not expect that the implementation of ASU 2016-02 will have a material effect on the Company’s consolidated financial statements.

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

December 31, 2018 and 2017

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

The Company has recorded a liability for its obligation to issue shares for failure to register shares pursuant to the October 2009 Subscription Agreement, the March 2010 Subscription Agreement, and the April 2010 Subscription Agreement (collectively, the “Subscription Agreements”). The Company registered the shares as required by the Subscription Agreements during 2015. The liability for accrued registration payment arrangements was $76,337 at December 31, 2018 and 2017.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 3 – Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2018	2017

Payroll and taxes	$ 1,170,091	$ 1,067,197
Accounting	47,504	47,504
Contractors and subcontractors	5,300	10,227
Interest	2,918	2,243
Other	97,773	104,382

Accrued expenses	$ 1,323,586	$ 1,231,553

Note 4 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s chairman and chief executive officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff. The lease is cancellable by either party upon 30 days’ notice. Mr. Smith has agreed to suspend collection of rent effective April 1, 2016. The Company did not incur lease expense during the years ended December 31, 2018 and 2017.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leased a field vehicle from Mr. Smith. The lease was for 60 months, and was for substantially the same terms for which Mr. Smith leased the vehicle from the manufacturer. Interest on the lease amounted to $48 for the year ended December 31, 2017. The lease was recorded as a capital lease. The lease expired during the year ended December 31, 2017.

Note 5 – Notes Payable

Current notes payable consisted of the following:

	December 31, 2018	December 31, 2017

Secured Promissory Note, payable to an individual, bearing interest at 20% per annum, due September 15, 2018, net of discount and deferred issuance costs. The note is convertible to common stock at the higher of 75% of the 10 day average bid price or $0.02 per share, and is secured by substantially all the assets of the Company

	$ 1,758,424	$ 1,455,041
Unsecured Convertible Promissory Notes, payable to two individuals, bearing interest at 15% per annum, net of deferred issuance costs. The notes are convertible at the holder’s option to common stock at $0.015 per share	218,917	-
Notes payable under settlement agreements with vendors, bearing no interest.	13,847	-
Notes payable under settlement agreements with former employees, payable monthly with terms of up to twelve months, bearing no interest	51,484	32,133
Current notes payable	$ 2,042,672	$ 1,487,174

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Concentrations

The Company derived substantially all its revenues from a fewer than ten customers during each of the years ended December 31, 2018 and 2017.

Note 7 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below for the years ended December 31:

	2018	2017

Current:
Federal	$ -	$ -
State	-	-
	-	-
Deferred:
Federal	(124,094)	4,790,403
State	(65,658)	(172,386)
	(189,752)	4,618,017
Total income taxes	(189,752)	4,618,017

Less: valuation allowance	189,752	(4,618,017)

Net income taxes	$ -	$ -

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows for the years ended December 31:

	2018	2017
Federal statutory rate	21.0%	21.0%
State income taxes (net of federal benefit)	7.9	7.9
Valuation allowance	(28.9)	(28.9)

Effective rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities are summarized below. A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Start-up costs	$ 5,565	$ 12,413
Depreciation	(40,499)	(31,601)
Accrued expenses	274,885	248,882
Net operating loss carryforward	12,182,800	12,003,305

Deferred income taxes	12,422,751	12,232,999
Less: valuation allowance	(12,422,751)	(12,232,999)

Net deferred income taxes	$ -	$ -

At December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $42,985,000. The federal and state net operating loss carryforwards will expire beginning in 2021. The amount of the federal and state net operating loss carryforwards that can be utilized each year to offset taxable income is limited by the Internal Revenue Code and applicable state laws.

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

The following reconciles amounts reported in the financial statements for the years ended December 31:

	2018	2017
Net loss	$ (1,207,382)	$ (1,300,086)

Weighted average number of shares of common stock outstanding	309,514,763	263,578,737
Dilutive potential shares of common stock	309,514,763	263,578,737

Net loss per share of common stock:
Basic	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive for the years ended December 31:

	2018	2017
Series C Convertible Preferred Stock	74,891,560	74,862,138
Options and warrants to purchase common stock	6,850,000	26,679,355
Secured Convertible Promissory Note	82,694,275	38,641,107
Unsecured Convertible Promissory Notes	7,287,233	-

Total	171,723,068	140,182,600

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

Note 9 – Stock-Based Payments

In 2007, the Company adopted the 2007 Stock Option Plan (the “2007 Plan”), pursuant to which the Compensation Committee of the Board of Directors (the “Committee”) may award grants of options to purchase up to 15,000,000 shares of the Company’s common stock to eligible employees, directors, and consultants, subject to exercise prices and vesting requirements determined by the Committee. On September 23, 2013, the Company reduced the number of shares of the Company’s common stock that may be subject to awards under the 2007 Plan to 9,050,000. The Board of Directors has reserved 9,050,000 shares of the Company’s common stock for issuance under the 2007 Plan. The Company did not grant any options to purchase shares of the Company’s common stock pursuant to the 2007 Plan during the years ended December 31, 2018 and 2017.

On September 23, 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which up to 25,000,000 shares of the Company’s common stock shall be available for grants of awards, including incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, performance share awards, or performance compensation awards to eligible employees, consultants, and directors, provided that no more than 15,000,000 shares of common stock may be granted as incentive stock options. The Board of Directors has reserved 25,000,000 shares of the Company’s common stock for issuance under the 2013 Plan. The Company granted stock appreciation rights on 500,000 shares of the Company’s common stock to eligible employees and consultants pursuant to the 2013 Plan during the year ended December 31, 2017. The Company made no such grants during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company granted options to purchase 112,000,000 shares of common stock to employees. The options have a term of three years, and are exercisable upon attainment of certain performance benchmarks.

Using the Black-Scholes option pricing model, management has determined that the stock appreciation rights granted in 2018 and 2017 had no value. Accordingly, no compensation cost or other expense was recorded for the stock appreciation rights.

The assumptions used and the weighted average calculated value of the stock options are as follows at December 31:

	2018	2017
Risk-free interest rate	2.65%	2.40%
Expected dividend yield	None	None
Expected life of options	3 years	5 years
Expected volatility rate	50%	50%
Weighted average fair value of options granted	$ 0.00	$ 0.00

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

The following is an analysis of the options to purchase the Company’s common stock:

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Total	Exercise	Fair	Term
	Options	Price	Value	(In Years)

Total options outstanding
at January 1, 2017	31,112,500	$ 0.21
Granted	500,000	0.21
Exercised	-	-
Lapsed and forfeited	(9,300,000)	0.46
Total options outstanding
at December 31, 2017	22,312,500	$ 0.09	$ -	6.2
Options vested and expected
to vest at December 31, 2017	20,312,500	$ 0.09	$ -	5.5
Options exercisable at
December 31, 2017	20,312,500	$ 0.09	$ -	5.5
Total options outstanding
at January 1, 2018	22,312,500	$ 0.09
Granted	112,000,000	0.03
Exercised	-	-
Lapsed and forfeited	(5,650,000)	0.14
Total options outstanding
at December 31, 2018	128,662,500	$ 0.03	$ -	2.7
Options vested and expected
to vest at December 31, 2018	16,662,500	$ 0.08	$ -	4.8
Options exercisable at
December 31, 2018	16,662,500	$ 0.08	$ -	4.8

The following is an analysis of nonvested options:

		Weighted
	Nonvested	Average
	Options	Fair Value

Nonvested options at January 1, 2017	3,711,980	$ -
Granted	500,000	-
Vested	(1,545,313)	-
Forfeited	(666,667)	-

Nonvested options at December 31, 2017	2,000,000	-
Granted	112,000,000	-
Vested	(1,500,000)	-
Forfeited	(500,000)	-

Nonvested options at December 31, 2018	112,000,000	$ -

The Company granted warrants to purchase 7,061,165 and 22,333,335 shares of common stock to investors and contractors during the years ended December 31, 2018 and 2017, respectively, at prices ranging from $0.01 to $0.04 per share. The warrants were granted for periods ranging from three to ten years.

Using the Black-Scholes option pricing model, management has determined that the warrants to purchase the Company’s common stock granted to non-employees in 2018 and 2017 had a fair value of

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

$37,963 and $170,000, respectively. The fair value of warrants issued pursuant to the issuance of notes payable was recorded as deferred debt issuance cost and amortized over the remaining term of the associated debt. The fair value of warrants issued pursuant to the sale of common stock was recorded as additional paid-in capital. No expense was recorded upon the grants of the warrants to purchase the Company’s common stock during 2018 and 2017.

The assumptions used and the weighted average calculated value of the stock purchase rights are as follows for the year ended December 31:

	2018	2017
Risk-free interest rate	2.90%	1.99%
Expected dividend yield	None	None
Expected life of warrants	10 years	5 years
Expected volatility rate	50%	50%
Weighted average fair value of warrants granted	$ 0.01	$ 0.01

The following is an analysis of the warrants to purchase the Company’s common stock.

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Total	Exercise	Fair	Term
	Warrants	Price	Value	(In Years)

Total warrants outstanding
at January 1, 2017	50,175,088	$ 0.10
Granted	22,333,335	0.01
Exercised	(4,525,750)	0.01
Lapsed and forfeited	-	-
Total warrants outstanding
at December 31, 2017	67,982,673	$ 0.07	$ -	3.8
Warrants vested and expected
to vest at December 31, 2017	67,982,673	$ 0.07	$ -	3.8
Warrants exercisable at
December 31, 2017	67,982,673	$ 0.07	$ -	3.8
Total warrants outstanding
at January 1, 2018	67,982,673	$ 0.07
Granted	7,061,165	0.03
Exercised	(10,000,000)	0.01
Lapsed and forfeited	(2,344,207)	0.26
Total warrants outstanding
at December 31, 2018	62,699,631	$ 0.07	$ 122,963	3.2
Warrants vested and expected
to vest at December 31, 2018	62,699,631	$ 0.07	$ 122,963	3.2
Warrants exercisable at
December 31, 2018	62,699,631	$ 0.07	$ 122,963	3.2

On August 20, 2013, the Company granted warrants to purchase 451,738 shares of its Series B Stock at $2.50 per share to certain investors in connection with the sale of Series B Stock. The warrants were vested upon issuance, and expired on August 20, 2018.

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

The following is an analysis of the warrants to purchase the Company’s Series B Stock.

				Weighted
				Average
		Weighted		Remaining
		Average	Aggregate	Contractual
	Total	Exercise	Fair	Term
	Warrants	Price	Value	(In Years)

Total warrants outstanding
at January 1, 2017	344,992	$ 2.50
Granted	-	-
Exercised	-	-
Lapsed and forfeited	-	-
Total warrants outstanding
at December 31, 2017	344,992	$ 2.50	$ -	0.6
Warrants vested and expected
to vest at December 31, 2017	344,992	$ 2.50	$ -	0.6
Warrants exercisable at
December 31, 2017	344,992	$ 2.50	$ -	0.6

Total warrants outstanding
at January 1, 2018	344,992	$ 2.50
Granted	-	-
Exercised	-	-
Lapsed and forfeited	344,992	2.50
Total warrants outstanding
at December 31, 2018	-	$ -	$ -
Warrants vested and expected
to vest at December 31, 2018	-	$ -	$ -
Warrants exercisable at
December 31, 2018	-	$ -	$ -

During 2018 and 2017, the Company issued 7,180,000 and 8,750,000 shares, respectively, of the Company’s common stock as payment for services. The Company recorded expense of $107,700 and $226,250, respectively, the fair value of the services received.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A.   Controls and Procedures

Evaluation of Controls and Procedures

As of December 31, 2018, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the Commission’s rules and forms. This includes controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective at December 31, 2018.

We did not become aware of any material weaknesses in our internal control over financial reporting. However, during our evaluation, we became aware of significant deficiencies in our internal control. These matters were: 1) filing system and retention of records; 2) lack of segregation of duties for accounting transactions; and 3) non-timely filing of corporate income taxes.

Management believes that these matters are due to the small size of the Company’s administrative and accounting staff. Management plans to take action in 2019 to improve these matters by 1) increasing the size of the Company’s accounting staff; and 2) increasing the size of the Company’s administrative staff.

Changes to Internal Controls over Financial Reporting

There was no significant change in the Company’s internal controls over financial reporting that occurred during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages and positions are set forth below. All of our directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors unless they resign or are terminated earlier.

Name	Age	Position(s)
Mark A. Smith	64	Chairman of the Board of Directors and Chief Executive Officer
Troy G. Taggart	53	President
Thomas R. Oxenreiter	53	Chief Financial Officer, Secretary, and Director

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

Code of Ethics.

We do not have a code of ethics.

Item 11.   Executive Compensation

The following table sets forth a summary for the fiscal years ended December 31, 2018 and 2017 of the cash and non-cash compensation awarded, paid or accrued by the Company to our Chief Executive Officer and our two most highly compensated officers other than our Chief Executive Officer who served in such capacities in 2018 (collectively, the “Named Executive Officers”). All currency amounts are expressed in U.S. dollars.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Award(s) ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Mark A. Smith,	2018	220,000	—	—	—	—	—	25,864	241,864
Chairman of Board of Directors and Chief Executive Officer	2017	278,333	---	—	—	—	—	23,215	301,548
Troy G. Taggart	2018	225,000	—	—	—	—	—	31,425	256,425
President	2017	225,000	---	—	—	—	—	25,963	250,963
Thomas R. Oxenreiter,	2018	175,000	—	—	—	—	—	23,826	198,826
Chief Financial Officer	2017	175,000	---	—	—	—	—	20,107	195,107

___________

(1)	The Company has determined that stock options granted in 2018 to the Named Executive Officers have no value.
(2)	This column includes employee benefit amounts including health insurance.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the Named Executive Officers concerning equity awards granted by the Company as of December 31, 2018.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unxercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price Per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark A. Smith	3,000,000 (1)	-	-	0.07	10/18/2023	-	-	-	-
Mark A. Smith	-	-	28,000,000 (2)	0.03	5/10/2021	-	-	-	-
Troy G. Taggart	3,000,000 (1)	-	-	0.07	10/18/2023	-	-	-	-
Troy G. Taggart	100,000 (3)	-	-	0.15	10/23/2025	-	-	-	-
Troy G. Taggart	-	-	48,000,000 (4)	0.03	5/10/2021	-	-	-	-
Thomas R. Oxenreiter	3,000,000 (1)	-	-	0.07	10/18/2023	-	-	-	-
Thomas R. Oxenreiter	100,000 (3)	-	-	0.15	10/23/2025	-	-	-	-
Thomas R. Oxenreiter	-	-	36,000,000 (5)	0.03	5/10/2021	-	-	-	-

(1)

Stock appreciation rights on 3,000,000 shares of common stock at $0.07 per share granted on October 18, 2013, vested one-third on October 13, 2013, one-third on October 13, 2014, and one-third on October 13, 2015.

(2)

Stock options on 28,000,000 shares of common stock at $0.03 per share granted on May 10, 2018, vest one-quarter upon the Company’s attainment of revenues in excess of $2,500,000 in the aggregate over four consecutive quarters; one-quarter upon the Company’s attainment of revenues in excess of $5,000,000 in the aggregate over four consecutive quarters; one-quarter upon the Company’s attainment of revenues in excess of $7,500,000 in the aggregate over four consecutive quarters; and one-quarter upon the Company becoming listed on either the Nasdaq or NYSE American stock exchanges.

(3)	Stock appreciation rights on 100,000 shares of common stock at $0.15 per share granted on October 23, 2015, vested one-half on October 23, 2015, and one-half on October 23, 2016.
(4)

Stock options on 48,000,000 shares of common stock at $0.03 per share granted on May 10, 2018, vest one-quarter upon the Company’s attainment of revenues in excess of $2,500,000 in the aggregate over four consecutive quarters; one-quarter upon the Company’s attainment of revenues in excess of $5,000,000 in the aggregate over four consecutive quarters; one-quarter upon the Company’s attainment of revenues in excess of $7,500,000 in the aggregate over four consecutive quarters; and one-quarter upon the Company becoming listed on either the Nasdaq or NYSE American stock exchanges.

(5)

Stock options on 36,000,000 shares of common stock at $0.03 per share granted on May 10, 2018, vest one-quarter upon the Company’s attainment of revenues in excess of $2,500,000 in the aggregate over four consecutive quarters; one-quarter upon the Company’s attainment of revenues in excess of $5,000,000 in the aggregate over four consecutive quarters; one-quarter upon the Company’s attainment of revenues in excess of $7,500,000 in the aggregate over four consecutive quarters; and one-quarter upon the Company becoming listed on either the Nasdaq or NYSE American stock exchanges.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Security Ownership of 5% Beneficial Owners, Directors and Management

The following table sets forth information, as of April 8, 2019, regarding beneficial ownership of our common stock to the extent known to us, by:

(i) each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock or Series C Convertible Preferred Stock (“Series C Stock”) (each a “5% Stockholder”);

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

Applicable percentage ownership of common stock and Series C Stock is based on 346,743,784 and 3,644,578 shares of common stock and Series C Stock, respectively, outstanding. For purposes of these tables, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 8, 2019 upon exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised. Unless otherwise indicated, the address of each 5% Stockholder, Director and Named Executive Officer is 229 Howes Run Road, Sarver, PA 16055.

Securities authorized for issuance under equity compensation plans appear in Item 5 of this Report on Form 10-K.

					Percentage of
					Voting Stock
	Shares of Common Stock		Shares of Series C Preferred		Beneficially
	Beneficially Owned		Stock Beneficially Owned		Owned
Name and Beneficial Owner	Shares	%	Shares	%	%
Named Executive Officers and Directors:
Mark A. Smith (1)	77,795,833	20.0%	783,912	21.5%	19.1%
Troy G. Taggart (2)	16,026,260	4.5%	-	0.0%	2.2%
Thomas R. Oxenreiter (3)	19,466,540	5.5%	25,000	0.7%	3.0%
All executive officers and directors as
a group (3 persons)	113,288,633	27.7%	-	22.2%	21.5%
Other 5% Stockholders:
David M. Truitt (4)	206,890,214	40.9%	2,750,000	75.5%	52.4%
Lesa Smith (5)	52,544,835	14.5%	783,912	21.5%	16.2%
Robert L. Goodman (6)	32,864,613	9.4%	-	0.0%	4.6%

(1)

Includes 36,112,595 shares of common stock jointly owned by Mr. Smith and his wife, Lesa A. Smith, 26,004,998 shares of common stock issuable upon exercise of outstanding options, stock appreciation rights, and warrants, and 15,678,240 shares of common stock issuable upon conversion of Series C Convertible Preferred Stock held by Mr. & Mrs. Smith.

(2)

Includes 74,330 shares of common stock owned by a revocable trust controlled by Mr. Taggart, and 9,564,689 shares of common stock issuable upon exercise of outstanding options, stock appreciation rights, and warrants.

(3)

Includes 9,053,896 shares of common stock jointly owned by Mr. Oxenreiter and his wife, Emily J. Oxenreiter, 9,912,644 shares of common stock issuable upon exercise of outstanding options, stock appreciation rights, and warrants, and 500,000 shares of common stock issuable upon conversion of Series C Convertible Preferred Stock held by Mr. & Mrs. Oxenreiter.

(4)

The address for Mr. Truitt is 13241 Woodland Park Road, Suite 610, Herndon, VA 20171. Includes 91,754,514 shares of common stock issuable upon conversion of a Secured Promissory Note and 12,100,000 shares of common stock issuable upon exercise of outstanding warrants. Shares of common stock beneficially owned include 55,000,000 shares of common stock issuable upon conversion of Series C Preferred Stock.

(5)

Represents 36,112,595 shares of common stock owned jointly by Mrs. Smith and her husband, Mark A. Smith; 377,000 shares of common stock owned by the 2000 Irrevocable Trust FBO Benjamin Smith, of which Mrs. Smith is the trustee; and 377,000 shares of common stock owned by the 2000 Irrevocable Trust FBO Ian Smith, of which Mrs. Smith is the trustee.

(6)

The address for Mr. Goodman is 7470 SW Westgate Way, Portland, OR 97225. Includes 3,071,420 shares of common stock owned by Lowery Enterprises, LLC, which is owned by Mr. Goodman, and 2,900,334 shares of common stock issuable upon exercise of outstanding warrants.

Item 13.   Certain Relationships and Related Transactions

The Company leases its headquarters building located at 229 Howes Run Road, Sarver, Pennsylvania from Mark A. Smith, the Company’s chairman and chief executive officer. The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff. The lease is cancellable by either party upon 30 days’ notice. Mr. Smith has agreed to suspend collection of rent effective April 1, 2016. The Company incurred no lease expense during the years ended December 31, 2018 and 2017.

On November 9, 2012, the Company and Mr. Smith entered into a Lease Agreement, pursuant to which the Company leased a field vehicle from Mr. Smith. The lease was for 60 months, and was for substantially the same terms for which Mr. Smith leased the vehicle from the manufacturer. Interest on the lease amounted to $48 for the year ended December 31, 2017. The lease was recorded as a capital lease. The lease expired during the year ended December 31, 2017.

Item 14.   Principal Accountant Fees and Services

The aggregate fees billed to the Company by our auditors were as follows for the fiscal years ended December 31:

	2018	2017
Audit fees	$31,738	$35,289
Tax fees	-	-
Total fees billed	$31,738	$35,289

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended December 31, 2018 and 2017 were for professional services rendered by our auditors for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q.

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

Item 15.   Exhibits and Financial Statement Schedules

The exhibits listed in the following Exhibit Index are filed or incorporated by reference as part of this Report.  The following are exhibits to the Annual Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

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

10.4

Employment Agreement dated December 1, 2007 between Mark A. Smith and Geospatial Mapping Systems, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.5

Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Mark A. Smith dated effective December 1, 2007 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.6

Employment Agreement dated October 18, 2013 by and between Geospatial Corporation and Mark A. Smith (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.7

Stock Appreciation Rights Agreement dated October 18, 2013 between Geospatial Corporation and Mark A. Smith (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.8

Stock Appreciation Rights Agreement dated October 18, 2013 between Geospatial Corporation and Troy Taggart (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.9

Nonqualified Stock Option Agreement between Geospatial Mapping Systems, Inc. and Thomas R. Oxenreiter dated effective March 13, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.10

Agreement Not to Compete between Thomas R. Oxenreiter and Geospatial Mapping Systems, Inc. dated effective March 13, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.11

Employment Agreement dated October 18, 2013 by and between Geospatial Corporation and Thomas R. Oxenreiter (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.12

Stock Appreciation Rights Agreement dated October 18, 2013 between Geospatial Corporation and Thomas R. Oxenreiter (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.14

Settlement Agreement dated May 25, 2012 among Joseph Timothy Nippes, Daniel A. Bradley, Christina Sherwood, Joseph A. Lane, Ronald Peterson, Timothy Story, Linda Ward, Geospatial Mapping Systems, Inc., Geospatial Holdings, Inc., Mark A. Smith, Thomas R. Oxenreiter, Timothy F. Sutherland and Thomas Ridge (incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

10.15

Asset Purchase Agreement dated as of September 17, 2014 among Geospatial Corporation, Select Analytics LLC, and Edward R. Camp, Jr. (incorporated by reference to Exhibit 10.21 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 dated November 14, 2014)

10.18

Note and Warrant Purchase Agreement dated as of April 2, 2015 by and between Geospatial Corporation and David Truitt (incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 3 to Registration Statement on Form S-1 dated May 19, 2015)

10.19

Preferred Stock Purchase Agreement dated March 16, 2016 by and between Geospatial Corporation and David Truitt (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of March 16, 2016)

10.20

Agreement and Amendment dated January 27, 2016 by and between Geospatial Corporation and David Truitt (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.21

Settlement Agreement, General Release and Waiver of Claims dated February 24, 2016 by and among Edward R. Camp, Jr., Select Analytics LLC, and Geospatial Corporation (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.22

Stock Appreciation Rights Agreement by and between Geospatial Corporation and Troy G. Taggart dated October 23, 2015 (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.23

Stock Appreciation Rights Agreement by and between Geospatial Corporation and Thomas R. Oxenreiter dated October 23, 2015 (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.24

Convertible Note and Warrant Purchase Agreement by and between Geospatial Corporation and Thomas R. Oxenreiter dated September 30, 2015 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.25

Convertible Note and Warrant Purchase Agreement by and between Geospatial Corporation and Thomas R. Oxenreiter dated October 15, 2015 (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K dated April 14, 2016)

10.28

Conversion Agreement dated May 18, 2016, by and among Geospatial Corporation, Geospatial Mapping Systems, Inc., and Mark A. Smith (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated May 20, 2016)

10.29

Conversion Agreement dated May 18, 2016, by and among Geospatial Corporation, Geospatial Mapping Systems, Inc., and Troy G. Taggart (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q dated May 20, 2016)

10.30

Conversion Agreement dated May 18, 2016, by and among Geospatial Corporation, Geospatial Mapping Systems, Inc., and Thomas R. Oxenreiter (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q dated May 20, 2016)

10.31

Agreement and Amendment dated August 12, 2016 by and between Geospatial Corporation and David Truitt (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated August 15, 2016)

10.32

Warrant Exercise and Note Repayment Agreement dated November 7, 2016 by and between Geospatial Corporation and David M. Truitt (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K dated April 14, 2017)

10.33

Note and Warrant Purchase Agreement dated December 14, 2016 by and between Geospatial Corporation and David M. Truitt (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K dated April 14, 2017)

10.34

Agreement and Amendment dated August 31, 2017, by and between Geospatial Corporation and David M. Truitt (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated as of August 31, 2017)

10.35

Agreement to Amend Notes and Security Agreements among Geospatial Corporation, Geospatial Mapping Systems, Inc., and David M. Truitt dated June 15, 2018 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated August 20, 2018)

10.36

Non-Statutory Stock Option between Geospatial Corporation and Mark A. Smith dated May 10, 2018 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated August 20, 2018)

10.37

Non-Statutory Stock Option between Geospatial Corporation and Troy G. Taggart dated May 10, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated August 20, 2018)

10.38

Non-Statutory Stock Option between Geospatial Corporation and Thomas R. Oxenreiter dated May 10, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q dated August 20, 2018)

10.39	Secured Promissory Note and Amendment to the Prior Secured Promissory Notes by and among Geospatial Corporation, Geospatial Mapping Systems, Inc., and David Truitt, dated March 6, 2019 *

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1 dated March 26, 2014)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Schema

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase

101 DEF*	XBRL Taxonomy Extension Definition Linkbase

101 LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEOSPATIAL CORPORATION
(Registrant)

Date: April 16, 2019	By:	/s/ Mark A. Smith
	Name:	Mark A. Smith
	Title:	Chief Executive Officer

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