Form 10-Q
period 2019-03-31
Geospatial Corp
filed 2019-05-20
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:      March 31, 2019

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

The number of $0.001 par value common shares outstanding at May 17, 2019: 355,471,562.

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

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-Q for the fiscal year ended December 31, 2018, which we filed with the Securities and Exchange Commission (“SEC”) on April 16, 2019.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

GEOSPATIAL CORPORATION

INDEX

Geospatial Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 188,399	$ 7,117
Accounts receivable	78,600	115,913
Prepaid expenses and other current assets	67,666	80,664

Total current assets	334,665	203,694

Property and equipment:
Field equipment	357,070	357,070
Field vehicles	43,285	43,285

Total property and equipment	400,355	400,355
Less: accumulated depreciation	(399,562)	(398,063)

Net property and equipment	793	2,292

Total assets	$ 335,458	$ 205,986

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 195,869	$ 198,716
Accrued expenses	1,377,943	1,323,586
Notes payable	2,194,519	2,042,672
Accrued registration payment arrangement	76,337	76,337

Total current liabilities	3,844,668	3,641,311

Stockholders' deficit:
Preferred stock: Undesignated, $0.001 par value; 20,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; 3,644,578 shares issued and outstanding at March 31, 2019 and December 31, 2018	3,645	3,645
Common stock, $0.001 par value; 750,000,000 shares authorized at March 31, 2019 and December 31, 2018; 344,160,452 and 325,077,118 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	344,160	325,077
Additional paid-in capital	40,716,525	40,438,183
Additional paid-in capital, warrants	126,163	122,963
Accumulated deficit	(44,699,703)	(44,325,193)

Total stockholders' deficit	(3,509,210)	(3,435,325)

Total liabilities and stockholders' deficit	$ 335,458	$ 205,986

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Sales	$66,100	$177,814
Cost of sales	20,909	42,639

Gross profit	45,191	135,175

Selling, general and administrative expenses	339,127	463,145

Net loss from operations	(293,936)	(327,970)

Other income (expense):
Interest expense	(80,625)	(110,749)
Other income	-	1,711
Gain on foreign currency exchange	51	-

Total other income (expense)	(80,574)	(109,038)

Net loss before income taxes	(374,510)	(437,008)

Provision for income taxes	-	-

Net loss	$(374,510)	$(437,008)

Basic and fully-diluted net loss per share of common stock	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the Three Months Ended March 31, 2019
(Unaudited)

						Additional
					Additional	Paid-In
	Preferred Stock		Common Stock		Paid-In	Capital,	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2018	3,644,578	$3,645	325,077,118	$325,077	$40,438,183	$122,963	$(44,325,193)	$(3,435,325)

Sale of common stock, net of issuance costs	-	-	18,333,334	18,333	253,467	3,200	-	275,000

Issuance of common stock for services	-	-	750,000	750	10,500	-	-	11,250

Issuance of convertible securities with beneficial conversion features	-	-	-	-	14,375	-	-	14,375

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	(374,510)	(374,510)

Balance, March 31, 2019	3,644,578	$3,645	344,160,452	$344,160	$40,716,525	$126,163	$(44,699,703)	$(3,509,210)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(374,510)	$(437,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,499	3,030
Amortization of deferred debt issue costs	-	55,839
Amortization of discount on notes payable	14,375	10,782
Accrued interest payable	65,894	43,380
Issuance of common stock for services	11,250	-
Changes in operating assets and liablities:
Accounts receivable	37,313	(48,814)
Prepaid expenses and other current assets	12,998	13,076
Accounts payable	(2,847)	24,857
Accrued expenses	54,157	139,799

Net cash used in operating activities	(179,871)	(195,059)

Cash flows from financing activities:
Proceeds from issuance of notes payable	100,000	-
Principal payments on notes payable	(13,847)	(7,500)
Proceeds from sale of common stock, net of offering costs	275,000	95,000
Proceeds from exercise of warrants to purchase common stock	-	100,000

Net cash provided by financing activities	361,153	187,500

Net change in cash and cash equivalents	181,282	(7,559)

Cash and cash equivalents at beginning of period	7,117	8,357

Cash and cash equivalents at end of period	$188,399	$798

Supplemental disclosures:
Cash paid during period for interest	$356	$748
Cash paid during period for income taxes	-	-
Non-cash transactions:
Issuance of common stock for services	11,250	-
Issuance of convertible securities with beneficial conversion features	14,375	10,782

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Financial Statements

March 31, 2019

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements included herein have been prepared by Geospatial Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and regulations issued pursuant to the Securities Exchange Act of 1934, as amended.  Accordingly, the accompanying Unaudited Consolidated Financial Statements do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying Unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2019 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2018.  In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Consolidated Financial Statements, are of a normal and recurring nature.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other interim periods, or any future year or period.

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

Note 2 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2019	2018

Payroll and taxes	$1,225,100	$1,170,091
Accounting	46,754	47,504
Contractors and subcontractors	5,200	5,300
Interest	3,118	2,918
Other	97,771	97,773

Accrued expenses	$1,377,943	$1,323,586

Note 3 – Related-Party Transactions

The Company leases its headquarters building from Mark A. Smith, the Company’s Chairman and Chief Executive Officer.  The building has approximately 3,200 square feet of office space, and is used by the Company’s corporate, technical, and operations staff.  Mr. Smith has agreed to suspend collection of rent effective April 1, 2016.  No rent will accrue during the suspension.  The lease is cancellable by either party upon 30 days’ notice.  The Company incurred no lease expense during the three months ended March 31, 2019 and 2018.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Financial Statements

March 31, 2019

Note 4 – Notes Payable

Current notes payable consisted of the following:

	September 30, 2018	December 31, 2017
Secured Promissory Note, payable to an individual, bearing interest at 20% per annum, due September 15, 2018, net of discount and deferred issuance costs. The note is convertible to common stock at the higher of 75% of the 10 day average bid price or $0.02 per share, and is secured by substantially all the assets of the Company	$1,815,925	$1,758,424
Secured Promissory Note, payable to an individual, bearing interest at 10% per annum, and is secured by substantially all the assets of the Company	100,694	-
Unsecured Convertible Promissory Notes, payable to two individuals, bearing interest at 15% per annum, net of deferred issuance costs. The notes are convertible at the holder's option to common stock at $0.015 per shareUnsecured Convertible Promissory Notes, payable to two individuals, bearing interest at 15% per annum, net of deferred issuance costs. The notes are convertible at the holder’s option to common stock at $0.015 per share	226,416	218,917
Settlement agreements with vendors, bearing no interest.	-	13,847
Notes payable under settlement agreements with former employees, payable monthly with terms of up to twelve months, bearing no interest	51,484	51,484
Current notes payable	$2,194,519	$2,042,672

Note 5 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	(90,697)	(82,212)
State	(37,406)	(43,499)
	(128,103)	(125,711)
Total income taxes	(128,103)	(125,711)

Less: valuation allowance	128,103	125,711

Net income taxes	$-	$-

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Federal statutory rate	21.0%	21.0%
State income taxes (net of federal benefit)	7.9	7.9
Valuation allowance	(28.9)	(28.9)

Effective rate	0.0%	0.0%

Geospatial Corporation and Subsidiaries

Notes to Unaudited Financial Statements

March 31, 2019

Significant components of the Company’s deferred tax assets and liabilities are summarized below.  A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	March 31, 2019	December 31, 2018
Start-up costs	$3,853	$5,565
Depreciation	(41,094)	(40,499)
Accrued expenses	289,094	274,885
Net operating loss carryforward	12,086,599	12,182,800

Deferred income taxes	12,338,452	12,422,751
Less: valuation allowance	(12,338,452)	(12,422,751)

Net deferred income taxes	$-	$-

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

The following reconciles amounts reported in the financial statements:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net income (loss)	$(374,510)	$(437,008)

Weighted average number of shares of common stock outstanding	328,659,526	292,830,452
Dilutive potential shares of common stock	328,659,529	292,830,452

Net loss per share of common stock:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Series C Convertible Preferred Stock	72,891,560	72,891,560
Options and warrants to purchase common stock	6,674,359	8,220,000
Secured Promissory Note	89,358,700	78,545,475
Unsecured Promissory Note	14,844,467	-

Total	183,769,086	159,657,035

Note 7 – Stock-Based Payments

During the three months ended March 31, 2019, the Company granted warrants to purchase 2,833,332 shares of the Company’s common stock to investors in connection with investments in the Company’s common stock.

During the three months ended March 31, 2019, the Company granted 750,000 shares of the Company’s common stock to a consultant in consideration for services.  The Company recorded expense of $11,250, the fair value of the services received.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Financial Statements

March 31, 2019

During the three months ended March 31, 2019, the Company granted stock appreciation rights on 1,000,000 shares of common stock to an eligible employee pursuant to the 2013 Equity Incentive Plan.

Note 8 – Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms.  The Company accounts for such concessions in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 470-60, Troubled Debt Restructurings by Debtors, and ASC 405-20, Extinguishment of Liabilities, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan.  Such gains are included as “Gains on extinguishment of debt” in “Other income and expenses” on the Company’s Consolidated Statement of Operations.  In addition, the Company has accounts payable that have aged or are expected to age beyond the statute of limitations.  The Company is amortizing those liabilities over the remaining term of the statute of limitations.  No gains on extinguishment of debt were recorded during the three months ended March 31, 2019 and 2018.

Note 9 – Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”).  The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued.  The Company measures fair value by the price of its common stock at its most recent sale.  The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly.  The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $76,337 at March 31, 2019 and December 31, 2018.  Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements”.  The Company had no gain or loss from registration payment arrangements during the three months ended March 31, 2019 and 2018.

ITEM 2:MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2018, filed with our Annual Report on Form 10-K on April 16, 2019, and our financial statements and notes thereto as of and for the three months ended March 31, 2019, which appear elsewhere in this Quarterly Report on Form 10-Q.  The financial statements as of and for the years ended December 31, 2018 and 2017 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.  In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

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

Results of Operations

The following discussion should be read in conjunction with our financial statements for the periods ended March 31, 2019 and 2018 and the related notes thereto.

Results of Operations for the Three Months ended March 31, 2019 and 2018

We had sales of $66,100 and $177,814 during the three months ended March 31, 2019 and 2018, respectively.  Cost of sales was $20,909 and $42,639 for the three months ended March 31, 2019 and 2018, respectively.  Our sales have fluctuated throughout 2019 and 2018 as our ability to market and perform jobs was hampered by our financial condition.  We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

Selling, general, and administrative (“SG&A”) expenses were $339,127 and $463,145 for the three months ended March 31, 2019 and 2018, respectively.  The decrease in SG&A costs was due to decreases in payroll costs due to reductions in sales and technical headcount, and insurance costs due to reduction in insurance.

Other income and expense for the three months ended March 31, 2019 and 2018 were net expense of $80,574 and $109,038, respectively, which included interest expense of $80,625 and gain on foreign currency exchange of $51 during the three months ended March 31, 2019, and which included interest expense of $110,749 and other income of $1,711 during the three months ended March 31, 2018.    The decrease in interest expense in 2019 was due to amortization of deferred debt issuance costs on the Truitt Notes that were fully amortized in 2018.  The Company had no such amortization expense in 2019.

Gains or expense related to registration payment arrangements result from a series of Stock Subscription Agreements we entered into in 2009 and 2010 (the “Stock Subscription Agreements”).  We were required to register the shares of common stock sold pursuant to the Stock Subscription Agreements under the Securities Act.  Our failure to timely register the shares of common stock under the Securities Act timely resulted in our obligation to issue additional shares (“Penalty Shares”) to investors who purchased shares pursuant to the Stock Subscription Agreements.  We recorded a liability on our books for the value of the estimated number of shares to be issued.  We incur losses on our registration payment arrangements when the estimated number of Penalty Shares to be issued increases, or when the value of our common stock increases.  We record gains on our registration payment arrangements when the estimated number of Penalty Shares to be issued decreases, or when the value of our common stock decreases.  We had no gains or losses related to registration payment arrangements during the three months ended March 31, 2019 and 2018.  We expect that income or expense related to registration payment arrangements will fluctuate as the price of our common stock and the estimate of the number of Penalty Shares to be issued fluctuate.

We had no benefit from income taxes during the three months ended March 31, 2019 and 2018, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Liquidity and Capital Resources

At March 31, 2019, we had current assets of $334,665, and current liabilities of $3,844,668.

Our Company has incurred net losses since inception.  Our operations and capital requirements have been funded by sales of our common and preferred stock, advances from our chief executive officer, and issuance of notes payable.  At March 31, 2019, current liabilities exceeded current assets by $3,510,003, and total liabilities exceeded total assets by $3,509,210.  Those factors raise doubts about our ability to continue as a going concern.

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

In 2019 through May 15, we sold approximately 29.0 million shares of common stock for a net consideration of approximately $436,000, and issued approximately 1.4 million shares of common stock for services with a fair value of approximately $20,000.  In addition, we converted liabilities with a fair value of approximately $111,000 to approximately 7.4 million shares of common stock.  We also issued a $100,000 promissory note to Mr. Truitt for cash (the “2019 Truitt Note”).  The 2019 Truitt Note requires us to remit 50% of our collections on accounts receivable to Mr. Truitt until the 2019 Truitt Note and accrued interest are paid in full, and thereafter requires us to remit 25% of our collections on accounts receivable until the Truitt Notes are paid in full.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2019.

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At March 31, 2019, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years.  This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization.  We evaluate the necessity of the valuation allowance quarterly.

Recent Accounting Pronouncements

 Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers.  Under ASC 606, the Company recognizes revenue from the sales of its services by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.  For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.  There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the year ended December 31, 2018 and the three months ended March 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      RECENT SALES OF UNREGISTERED EQUITY SECURITIES

Between January 8, 2019 and April 1, 2019, the Company sold 20,333,333 shares of its common stock at a price of $0.015 per share and issued warrants to purchase 2,033,332 shares of common stock at an exercise price of $0.04, to four investors, for an aggregate sales price of $305,000.  The sales took place in a series of private placement transactions pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D.  The purchasers are accredited investors, and the Company conducted the private placements without any general solicitation or advertisement, and with a restriction on resale.

On March 11, 2019, the Company sold 1,333,334 shares of its common stock at a price of $0.015 per share and issued warrants to purchase 800,000 shares of common stock at an exercise price of $0.02, to an investor for an aggregate sales price of $20,000.  The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

Between March 31, 2019 and April 30, 2019, the Company issued 1,350,000 shares of its common stock to a consultant in exchange for services with a fair value of $20,250.  Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and/or Section 3(a)(9) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

On May 3, 2019, the Company issued 7,377,777 shares of its common stock at a price of $0.015 per share to an investor in settlement of a note payable to the investor with a principal and accrued interest balance of $110,667.  Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and/or Section 3(a)(9) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

The recipients of the securities in each of the transactions described above represented their intentions to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

The Company’s Secured Promissory Notes, with an aggregate outstanding balance of approximately $1,815,924 at March 31, 2019, were due on September 15, 2018.  The Company failed to make payment as required, and consequently incurred an Event of Default.  The noteholder has not delivered a notice of default to the Company, and has indicated that he does not intend to do so at this time.

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

Date: May 20, 2019	Geospatial Corporation (Registrant)
	By:	/S/ MARK A. SMITH
	Name: Title:	Mark A. Smith Chief Executive Officer

	By:	/S/ THOMAS R. OXENREITER
	Name: Title:	Thomas R. Oxenreiter Chief Financial Officer