Form 10-Q
period 2019-06-30
Geospatial Corp
filed 2019-08-19
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:      June 30, 2019

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ______________

COMMISSION FILE NUMBER:  000-55937

GEOSPATIAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	87-0554463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13241 Woodland Park Road, Suite 610, Herndon , VA 20171

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

As of  August 9, 2019, 365,911,784 shares of the registrant's common stock, par value $0.001 par value per share, were outstanding.

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

GEOSPATIAL CORPORATION

INDEX

Geospatial Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 29,795	$ 7,117
Accounts receivable	21,300	115,913
Prepaid expenses and other current assets	64,936	80,664

Total current assets	116,031	203,694

Property and equipment:
Field equipment	357,070	357,070
Field vehicles	43,285	43,285

Total property and equipment	400,355	400,355
Less: accumulated depreciation	(400,006)	(398,063)

Net property and equipment	349	2,292

Total assets	$ 116,380	$ 205,986

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 181,253	$ 198,716
Accrued expenses	1,211,197	1,323,586
Notes payable to related party	1,958,612	1,758,424
Notes payable	51,484	284,248
Accrued registration payment arrangement	76,067	76,337

Total current liabilities	3,478,613	3,641,311

Stockholders' deficit:
Preferred stock: Undesignated, $0.001 par value; 20,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; 3,644,578 shares issued and outstanding at June 30, 2019 and December 31, 2018	3,645	3,645
Common stock, $0.001 par value; 750,000,000 shares authorized at June 30, 2019 and December 31, 2018; 365,911,784 and 325,077,118 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	365,912	325,077
Additional paid-in capital	41,035,578	40,438,183
Additional paid-in capital, warrants	126,163	122,963
Accumulated deficit	(44,893,531)	(44,325,193)

Total stockholders' deficit	(3,362,233)	(3,435,325)

Total liabilities and stockholders' deficit	$ 116,380	$ 205,986

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Sales	$ 76,900	$ 262,753	$ 143,000	$ 440,567
Cost of sales	23,400	55,941	44,309	98,580

Gross profit	53,500	206,812	98,691	341,987

Selling, general and administrative expenses	254,244	387,979	593,370	851,124

Net loss from operations	(200,744)	(181,167)	(494,679)	(509,137)

Other income (expense):
Interest expense	(71,206)	(103,529)	(151,831)	(214,278)
Gain on extinguishment of debt	78,121	-	78,121	-
Other income	-	-	-	1,711
Loss on disposal of property and equipment	-	(1,856)	-	(1,856)
Gain on foreign currency exchange	-	-	51	-

Total other income (expense)	6,915	(105,385)	(73,659)	(214,423)

Net loss before income taxes	(193,829)	(286,552)	(568,338)	(723,560)

Provision for income taxes	-	-	-	-

Net loss	$ (193,829)	$ (286,552)	$ (568,338)	$ (723,560)

Basic and fully-diluted net loss per share of common stock	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the Six Months Ended June 30, 2019
(Unaudited)

						Additional
					Additional	Paid-In
	Preferred Stock		Common Stock		Paid-In	Capital,	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2018	3,644,578	$ 3,645	325,077,118	$ 325,077	$ 40,438,183	$ 122,963	$ (44,325,193)	$ (3,435,325)

Sale of common stock, net of issuance costs	-	-	21,666,667	21,667	300,133	3,200	-	325,000

Issuance of common stock for services	-	-	4,350,000	4,350	60,900	-	-	65,250

Issuance of common stock for registration penalty	-	-	18,000	18	252	-	-	270

Issuance of common stock in settlement of liabilities	-	-	14,799,999	14,800	207,200	-	-	222,000

Issuance of convertible securities with beneficial conversion features	-	-	-	-	28,910	-	-	28,910

Net loss for the six months ended June 30, 2019	-	-	-	-	-	-	(568,338)	(568,338)

Balance, June 30, 2019	3,644,578	$ 3,645	365,911,784	$ 365,912	$ 41,035,578	$ 126,163	$ (44,893,531)	$ (3,362,233)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$ (568,338)	$ (723,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,943	5,330
Loss on disposal of property and equipment	-	1,856
Amortization of deferred debt issue costs	-	100,630
Amortization of discount on notes payable	28,910	21,663
Gain on extinguishment of debt	(78,121)	-
Accrued interest payable	122,071	90,804
Issuance of common stock for services	65,250	62,700
Changes in operating assets and liablities:
Accounts receivable	94,613	(104,368)
Prepaid expenses and other current assets	15,728	18,741
Accounts payable	(17,463)	(55,972)
Accrued expenses	(34,668)	190,469

Net cash used in operating activities	(370,075)	(391,707)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	200,000
Proceeds from issuance of notes payable to related parties	100,000	-
Principal payments on notes payable	(13,847)	(54,292)
Principal payments on notes payable to related parties	(18,400)	-
Proceeds from sale of common stock, net of offering costs	325,000	145,000
Proceeds from exercise of warrants to purchase common stock	-	100,000

Net cash provided by financing activities	392,753	390,708

Net change in cash and cash equivalents	22,678	(999)

Cash and cash equivalents at beginning of period	7,117	8,357

Cash and cash equivalents at end of period	$ 29,795	$ 7,358

Supplemental disclosures:
Cash paid during period for interest	$ 850	$ 1,339
Cash paid during period for income taxes	-	-
Non-cash transactions:
Issuance of common stock for services	65,250	62,700
Issuance of common stock for registration penalty	270	-
Issuance of convertible securities with beneficial conversion features	28,910	21,663
Liabilities settled by issuance of notes payable	222,000	175,653
Issuance of warrants to purchase common stock pursuant to issuance of notes payable	-	25,800

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Financial Statements

June 30, 2019

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements included herein have been prepared by Geospatial Corporation (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and regulations issued pursuant to the Securities Exchange Act of 1934, as amended.  Accordingly, the accompanying Unaudited Consolidated Financial Statements do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying Unaudited Consolidated Financial Statements as of and for the six months ended June 30, 2019 should be read in conjunction with the Company’s Financial Statements as of and for the year ended December 31, 2018.  In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Consolidated Financial Statements, are of a normal and recurring nature.  Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other interim periods, or any future year or period.

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

On June 12, 2019, the Company’s board of directors appointed David M. Truitt as the Company’s chief executive officer, director, and chairman of the Company’s board of directors.  Accordingly, notes payable by the Company to Mr. Truitt that were presented as notes payable in the Company’s financial statements as of and for the year ended December 31, 2018 have been reclassified to notes payable to related party.

Note 2 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2019	2018

Payroll and taxes	$ 1,153,854	$ 1,170,091
Accounting	43,270	47,504
Contractors and subcontractors	6,755	5,300
Interest	3,318	2,918
Other	4,000	97,773

Accrued expenses	$ 1,211,197	$ 1,323,586

Note 3 – Related-Party Transactions

The Company leased its headquarters building from Mark A. Smith, who was the Company’s chairman and chief executive officer through June 6, 2019.  The building has approximately 3,200 square feet of office space, and was used by the Company’s corporate, technical, and operations staff.  Mr. Smith agreed to suspend collection of rent effective April 1, 2016.  No rent accrued during the suspension.  The lease was cancelled effective June 30, 2019.  The Company incurred no lease expense during the six months ended June 30, 2019 and 2018.

David M. Truitt is the Company’s chairman and chief executive officer.  The Company has outstanding notes payable due to Mr. Truitt as follows:

	June 30, 2019	December 31, 2018

Secured Promissory Note, bearing interest at 20% per annum, net of discount and deferred issuance costs.  The note is convertible to common stock at the higher of 75% of the 10 day average bid price or $0.02 per share, and is secured by substantially all the assets of the Company.  The note is overdue, and the Company is in default

	$ 1,874,063	$ 1,758,424
Secured Promissory Note, bearing interest at 10% per annum, and is secured by substantially all the assets of the Company	84,549	-
Notes payable to related party	$ 1,958,612	$ 1,758,424

Geospatial Corporation and Subsidiaries

Notes to Unaudited Financial Statements

June 30, 2019

Note 4 – Notes Payable

Notes payable consisted of the following:

	June 30, 2019	December 31, 2018
Unsecured Convertible Promissory Notes, payable to two individuals, bearing interest at 15% per annum, net of deferred issuance costs. The notes are convertible at the holder’s option to common stock at $0.015 per share	$-	$218,917
Settlement agreements with vendors, bearing no interest.	-	13,847
Notes payable under settlement agreements with former employees, payable monthly with terms of up to twelve months, bearing no interest	51,484	51,484
Notes payable	$51,484	$284,248

Geospatial Corporation and Subsidiaries

Notes to Unaudited Financial Statements

June 30, 2019

Note 5 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
	-	-	-	-
Deferred:
Federal	(36,386)	(53,443)	(127,083)	(135,655)
State	(19,252)	(28,277)	(56,658)	(71,775)
	(55,638)	(81,720)	(183,741)	(207,430)
Total income taxes	(55,638)	(81,720)	(183,741)	(207,430)

Less: valuation allowance	55,638	81,720	183,741	207,430

Net income taxes	$-	$-	$-	$-

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Six months Ended June 30, 2019	Six months Ended June 30, 2018
Federal statutory rate	21.0%	21.0%
State income taxes (net of federal benefit)	7.9	7.9
Valuation allowance	(28.9)	(28.9)

Effective rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities are summarized below.  A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	June 30, 2019	December 31, 2018
Start-up costs	$2,141	$5,565
Depreciation	(41,995)	(40,499)
Accrued expenses	265,807	274,885
Net operating loss carryforward	12,517,172	12,182,800

Deferred income taxes	12,743,125	12,422,751
Less: valuation allowance	(12,743,125)	(12,422,751)

Net deferred income taxes	$-	$-

Geospatial Corporation and Subsidiaries

Notes to Unaudited Financial Statements

June 30, 2019

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

The following reconciles amounts reported in the financial statements:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Net income (loss)	$(193,829)	$(286,552)	$(568,338)	$(723,560)

Weighted average number of shares of common stock outstanding	355,643,425	306,144,225	342,226,017	299,524,117
Dilutive potential shares of common stock	355,643,425	306,144,225	342,226,017	299,524,117

Net income (loss) per share of common stock:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Series C Convertible Preferred Stock	72,891,560	72,891,560	72,891,560	72,891,560
Options and warrants to purchase common stock	6,274,526	10,638,462	6,274,526	10,638,462
Secured Promissory Note	92,249,650	80,713,700	90,812,175	63,562,954
Unsecured Promissory Notes	7,547,233	-	7,297,233	-

Total	178,962,969	164,243,722	177,275,494	147,092,976

Geospatial Corporation and Subsidiaries

Notes to Unaudited Financial Statements

June 30, 2019

Note 7 – Stock-Based Payments

During the six months ended June 30, 2019, the Company granted warrants to purchase 2,833,332 shares of the Company’s common stock to investors in connection with investments in the Company’s common stock.

During the six months ended June 30, 2019, the Company granted 4,350,000 shares of the Company’s common stock to consultants in consideration for services rendered.  The Company recorded expense of $65,250, the fair value of the services received.

During the six months ended June 30, 2019, the Company granted stock appreciation rights on 1,100,000 shares of common stock to eligible employees pursuant to the 2013 Equity Incentive Plan.

Note 8 – Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms.  The Company accounts for such concessions in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 470-60, Troubled Debt Restructurings by Debtors, and ASC 405-20, Extinguishment of Liabilities, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan.  Such gains are included as “Gains on extinguishment of debt” in “Other income and expenses” on the Company’s Consolidated Statement of Operations.  In addition, the Company has accounts payable that have aged or are expected to age beyond the statute of limitations.  The Company is amortizing those liabilities over the remaining term of the statute of limitations.  During the six months ended June 30, 2019, the Company recorded gains on extinguishment of debt of $78,121.  No gains on extinguishment of debt were recorded during the six months ended June 30, 2018.

Note 9 – Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”).  The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued.  The Company measures fair value by the price of its common stock at its most recent sale.  The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly.  The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $76,067 and $76,337 at June 30, 2019 and December 31, 2018, respectively.  Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements”.  The Company had no gain or loss from registration payment arrangements during the six months ended June 30, 2019 and 2018.

ITEM 2:   MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our financial statements and notes thereto as of and for the year ended December 31, 2018, filed with our Annual Report on Form 10-K on April 16, 2019, and our financial statements and notes thereto as of and for the three months ended June 30, 2019, which appear elsewhere in this Quarterly Report on Form 10-Q.  The financial statements as of and for the years ended December 31, 2018 and 2017 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.  In the opinion of management, all material adjustments necessary to present fairly the consolidated results of operations for such periods have been included in these audited consolidated financial statements. All such adjustments are of a normal recurring nature.

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

Results of Operations

The following discussion should be read in conjunction with our financial statements for the periods ended June 30, 2019 and 2018 and the related notes thereto.

Results of Operations for the Three and Six Months ended June 30, 2019 and 2018

We had sales of $76,900 and $143,000 during the three and six months, respectively, ended June 30, 2019.  Cost of sales was $23,400 and $44,309 for the three and six months, respectively, ended June 30, 2019.  Sales were $262,753 and $440,567 during the three and six months, respectively, ended June 30, 2018.  Cost of sales was $55,941 and $98,580 for the three and six months, respectively, ended June 30, 2018.  Our sales have fluctuated throughout 2019 and 2018 as our ability to market and perform jobs was hampered by our financial condition.  We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

Selling, general, and administrative (“SG&A”) expenses were $254,244 and $593,370 for the three and six months, respectively, ended June 30, 2019.  SG&A expenses were $387,979 and $851,124 for the three and six months, respectively, ended June 30, 2018.  The decreases in SG&A costs for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 were due to decreases in payroll costs due to the resignation of our chief executive officer and reductions in sales and technical headcount, and insurance costs due to reduction in insurance.

Other income and expense for the three and six months ended June 30, 2019 was net income of $6,915 for the three months ended June 30, 2019, which included interest expense of $71,206, and gain on extinguishment of debt of $78,121, and net expense of $73,659 for the six months ended June 30, 2019, which included interest expense of $151,831, gain on extinguishment of debt of $78,121, and gain on foreign currency exchange of $51.  Other income and expense for the three and six months ended June 30, 2018 was net expense of $105,385 for  the three months ended June 30, 2018, which included interest expense of $103,529, and loss on disposal of equipment of $1,856, and net expense of $214,560 for the six months ended June 30, 2018, which included interest expense of $214,278, other income of $1,711, and loss on disposal of equipment of $1,856.  The decrease in interest expense in 2019 was due to amortization of deferred debt issuance costs on the Truitt Notes that were fully amortized in 2018.  The Company had no such amortization expense in 2019.  The gain on extinguishment of debt in 2019 was due to forgiveness of debt by our former chief executive officer due to his resignation.

Gains or expense related to registration payment arrangements result from a series of Stock Subscription Agreements we entered into in 2009 and 2010 (the “Stock Subscription Agreements”).  We were required to register the shares of common stock sold pursuant to the Stock Subscription Agreements under the Securities Act.  Our failure to timely register the shares of common stock under the Securities Act timely resulted in our obligation to issue additional shares (“Penalty Shares”) to investors who purchased shares pursuant to the Stock Subscription Agreements.  We recorded a liability on our books for the value of the estimated number of shares to be issued.  We incur losses on our registration payment arrangements when the estimated number of Penalty Shares to be issued increases, or when the value of our common stock increases.  We record gains on our registration payment arrangements when the estimated number of Penalty Shares to be issued decreases, or when the value of our common stock decreases.  We had no gains or losses related to registration payment arrangements during the three and six months ended June 30, 2019 and 2018.  We expect that income or expense related to registration payment arrangements will fluctuate as the price of our common stock and the estimate of the number of Penalty Shares to be issued fluctuate.

We had no benefit from income taxes during the three and six months ended June 30, 2019 and 2018, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Liquidity and Capital Resources

At June 30, 2019, we had current assets of $116,031, and current liabilities of $3,478,613.  Our Company has incurred net losses since inception.  Our operations and capital requirements have been funded by sales of our common and preferred stock, advances from our chief executive officer, and issuance of notes payable.  At June 30, 2019, current liabilities exceeded current assets by $3,362,582, and total liabilities exceeded total assets by $3,362,233.  Those factors raise doubts about our ability to continue as a going concern.

On April 2, 2015, we entered into a Note and Warrant Purchase Agreement with David M. Truitt, pursuant to which Mr. Truitt loaned us $1,000,000 pursuant to a Secured Note Payable (as amended, the “Truitt Note”) that is secured by substantially all of the Company’s assets, and is convertible at the holder’s option to shares of the Company’s common stock at a discount to our trading value.  Mr. Truitt was appointed as the Company’s chief executive officer and chairman of the board of directors on June 12, 2019.  The Truitt Note was originally due on October 2, 2015.  On January 26, 2016, we entered into an Agreement and Amendment with Mr. Truitt (the “January 2016 Amendment”), pursuant to which Mr. Truitt loaned us an additional $250,000, and extended the due date of the Truitt Note to July 31, 2016.  We also issued Mr. Truitt warrants to purchase 25.0 million shares of our common stock in connection with the January 2016 Amendment.  On August 12, 2016, we entered into an Agreement and Amendment with Mr. Truitt (the “August 2016 Amendment”), pursuant to which Mr. Truitt agreed to extend the maturity date of the Truitt Note to January 31, 2017, in consideration for the Company issuing to Mr. Truitt warrants to purchase 12.0 million shares of the Company’s common stock.  On November 9, 2016, we made a payment of $200,000 of the balance of the Truitt Note.  On December 14, 2016, we entered into a Note and Warrant Purchase Agreement (together with the Truitt Note, as amended, the “Truitt Notes”) with Mr. Truitt, pursuant to which Mr. Truitt loaned the Company an additional $100,000 subject to the terms of the Truitt Note, and the Company issued to Mr. Truitt warrants to purchase 100,000 shares of the Company’s common stock.  On August 31, 2017, we entered into an Agreement and Amendment with Mr. Truitt (the “August 2017 Amendment”) pursuant to which (i) the maturity date of the Truitt Notes were extended to June 1, 2018;  (ii) the price at which the Truitt Notes are convertible to shares of the Company’s common stock was amended to institute a floor of $0.02 per share;  (iii) the interest rate on the Truitt Notes were amended to 15% per annum effective upon the execution of the August 2017 Amendment;  (iv) the events of default under the Truitt Notes were waived; and (v) the Company delivered to Mr. Truitt a warrant to purchase 20.0 million shares of the Company’s common stock at a price of $0.01 per share.   On June 15, 2018, we entered into an Agreement to Amend Notes and Security Agreements with Mr. Truitt, pursuant to which (i) the due dates on the Truitt Notes were extended to September 15, 2018; (ii) the event of default of June 1, 2018 was waived; (iii) the Company agreed to use a portion of newly-raised capital to repay a portion of the Truitt Notes; (iv) the governing law, jurisdiction, and venue of the Truitt Notes was changed to Fairfax County, Virginia; and (v) increase the interest rate to 20% effective June 1, 2018.  We currently do not have the ability to pay the Truitt Notes.

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

From January 1, 2019 through August 9, 2019, we sold approximately 21.7 million shares of common stock for a net consideration of approximately $325,000, and issued approximately 4.4 million shares of common stock for services with a fair value of approximately $65,000.  In addition, we converted liabilities with a fair value of approximately $222,000 to approximately 14.8 million shares of common stock.  We also issued promissory notes totaling $150,000 to Mr. Truitt for cash (the “2019 Truitt Notes”).  The 2019 Truitt Notes require us to remit 50% of our collections on accounts receivable to Mr. Truitt until the 2019 Truitt Note and accrued interest are paid in full, and thereafter requires us to remit 25% of our collections on accounts receivable until the Truitt Notes are paid in full.

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

We changed the focus of our company to position us to generate revenue from both data acquisition and data management.  We expanded our service offerings to provide data acquisition services utilizing several technologies.  We are developing a new, cloud-based mapping software to be marketed under our existing name GeoUndergound that replaces our previous version of GeoUnderground.  We currently utilize GeoUnderground to deliver data to customers.  We began to offer GeoUnderground to customers on a test basis during 2018, and intend to begin to offer GeoUnderground as a subscription-based stand-alone product in 2019.  We believe that our changes to our operating focus will enable us to begin to generate significant revenue from operations.

We believe that our actions and planned actions will enable us to finance our operations beyond the next twelve months.

We do not believe that inflation and changing prices will have a material impact on our net sales and revenues, or on income from continuing operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2019.

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

Realization of Deferred Income Tax Assets. We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At June

30, 2019, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years.  This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization.  We evaluate the necessity of the valuation allowance quarterly.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   RECENT SALES OF UNREGISTERED EQUITY SECURITIES

On April 1, 2019, the Company sold 3,333,333 shares of its common stock at a price of $0.015 per share and issued warrants to purchase 333,333 shares of common stock at an exercise price of $0.04, to an investor for an aggregate sales price of $50,000.  The sale took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

Between April 3, 2019 and June 4, 2019, the Company issued 3,600,000 shares of its common stock to two consultants in exchange for services with a fair value of $54,000.  Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and/or Section 3(a)(9) of the Securities Act and/or Regulation D.  The purchasers are accredited investors, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

Between May 3, 2019 and June 5, 2019, the Company issued 14,799,999 shares of its common stock at a price of $0.015 per share to two investors in settlement of a notes payable to the investors with a principal and accrued interest balance of $222,000.  Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and/or Section 3(a)(9) of the Securities Act and/or Regulation D.  The purchasers are accredited investors, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

On May 23, 2019, the Company issued 18,000 shares of its common stock to an investor to settle contractual liabilities.  Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) and/or Section 3(a)(9) of the Securities Act and/or Regulation D.  The purchasers are accredited investors, and the Company issued the shares without any general solicitation or advertisement, and with a restriction on resale.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company’s Secured Promissory Notes, with an aggregate outstanding balance of approximately $1,958,612 at June 30, 2019, were due on September 15, 2018.  The Company failed to repay principal and interest due under the notes as required, and consequently incurred an Event of Default.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit	Description

10.1	Termination of Employment Agreement and Waiver of Rights among Geospatial Corporation, Mark Smith, and David Truitt dated June 6, 2019
10.2	Termination of Employment Agreement between Geospatial Corporation and Thomas Oxenreiter dated July 18, 2019
31.1	Rule 13a-14(a) Certification of David M. Truitt
31.2	Rule 13a-14(a) Certification of Thomas R. Oxenreiter
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Schema
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 DEF*	XBRL Taxonomy Extension Definition Linkbase
101 LAB*	XBRL Taxonomy Extension Label Linkbase
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 19, 2019	Geospatial Corporation (Registrant)
	By:	/S/ DAVID M. TRUITT
	Name: Title:	David M. Truitt Chief Executive Officer

	By:	/S/ THOMAS R. OXENREITER
	Name: Title:	Thomas R. Oxenreiter Chief Financial Officer