Form 10-Q
period 2019-09-30
Geospatial Corp
filed 2019-11-18
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:      September 30, 2019

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

As of  November 18, 2019, 370,911,784 shares of the registrant's common stock, par value $0.001 par value per share, were outstanding.

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

GEOSPATIAL CORPORATION

INDEX

Geospatial Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 41,224	$ 7,117
Accounts receivable	37,300	115,913
Prepaid expenses and other current assets	25,556	80,664

Total current assets	104,080	203,694

Property and equipment:
Field equipment	364,252	357,070
Field vehicles	43,285	43,285

Total property and equipment	407,537	400,355
Less: accumulated depreciation	(400,737)	(398,063)

Net property and equipment	6,800	2,292

Total assets	$ 110,880	$ 205,986

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 169,331	$ 198,716
Accrued expenses	1,279,114	1,323,586
Notes payable to related party	2,071,278	1,758,424
Notes payable	59,911	284,248
Accrued registration payment arrangement	76,067	76,337

Total current liabilities	3,655,701	3,641,311

Stockholders' deficit:
Preferred stock: Undesignated, $0.001 par value; 20,000,000 shares authorized at Sepbember 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; 3,644,578 shares issued and outstanding at September 30, 2019 and December 31, 2018	3,645	3,645
Common stock, $0.001 par value; 750,000,000 shares authorized at September 30, 2019 and December 31, 2018; 370,911,784 and 325,077,118 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	370,912	325,077
Additional paid-in capital	41,137,772	40,438,183
Additional paid-in capital, warrants	83,663	122,963
Accumulated deficit	(45,140,813)	(44,325,193)

Total stockholders' deficit	(3,544,821)	(3,435,325)

Total liabilities and stockholders' deficit	$ 110,880	$ 205,986

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Sales	$ 129,800	$ 259,554	$ 272,800	$ 700,122
Cost of sales	38,827	71,311	83,136	169,891

Gross profit	90,973	188,243	189,664	530,231

Selling, general and administrative expenses	260,602	299,962	853,972	1,151,087

Net loss from operations	(169,629)	(111,719)	(664,308)	(620,856)

Other income (expense):
Interest expense	(77,653)	(100,060)	(229,484)	(314,338)
Gain on extinguishment of debt	-	-	78,121	-
Other income	-	-	-	1,711
Loss on disposal of property and equipment	-	-	-	(1,856)
Gain on foreign currency exchange	-	775	51	775

Total other income (expense)	(77,653)	(99,285)	(151,312)	(313,708)

Net loss before income taxes	(247,282)	(211,004)	(815,620)	(934,564)

Provision for income taxes	-	-	-	-

Net loss	$ (247,282)	$ (211,004)	$ (815,620)	$ (934,564)

Basic and fully-diluted net loss per share of common stock	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Deficit
For the Nine Months Ended September 30, 2019
(Unaudited)

						Additional
					Additional	Paid-In
	Preferred Stock		Common Stock		Paid-In	Capital,	Accumulated
	Shares	Amount	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, December 31, 2018	3,644,578	$ 3,645	325,077,118	$ 325,077	$ 40,438,183	$ 122,963	$ (44,325,193)	$ (3,435,325)

Sale of common stock, net of issuance costs	-	-	21,666,667	21,667	300,133	3,200	-	325,000

Issuance of common stock for services	-	-	4,350,000	4,350	60,900	-	-	65,250

Issuance of common stock for registration penalty	-	-	18,000	18	252	-	-	270

Issuance of common stock in settlement of liabilities	-	-	14,799,999	14,800	207,200	-	-	222,000

Exercise of warrants to purchase common stock	-	-	5,000,000	5,000	87,500	(42,500)	-	50,000

Issuance of convertible securities with beneficial conversion features	-	-	-	-	43,604	-	-	43,604

Net loss for the nine months ended September 30, 2019	-	-	-	-	-	-	(815,620)	(815,620)

Balance, September 30, 2019	3,644,578	$ 3,645	370,911,784	$ 370,912	$ 41,137,772	$ 83,663	$ (45,140,813)	$ (3,544,821)

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$ (815,620)	$ (934,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,674	6,829
Loss on disposal of property and equipment	-	1,856
Amortization of deferred debt issue costs	-	114,204
Amortization of discount on notes payable	43,604	36,357
Gain on extinguishment of debt	(78,121)	-
Accrued interest payable	184,737	162,240
Issuance of common stock for services	65,250	107,700
Changes in operating assets and liablities:
Accounts receivable	78,613	(147,451)
Prepaid expenses and other current assets	55,108	1,292
Accounts payable	(18,149)	(43,229)
Accrued expenses	33,249	255,664

Net cash used in operating activities	(448,655)	(439,102)

Cash flows from investing activities:
Purchase or property and equipment	(7,182)	-

Net cash used in investing activities	(7,182)	-

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	200,000
Proceeds from issuance of notes payable to related parties	150,000	-
Principal payments on notes payable	(16,656)	(107,123)
Principal payments on notes payable to related parties	(18,400)	-
Proceeds from sale of common stock, net of offering costs	325,000	246,000
Proceeds from exercise of warrants to purchase common stock	50,000	100,000

Net cash provided by financing activities	489,944	438,877

Net change in cash and cash equivalents	34,107	(225)

Cash and cash equivalents at beginning of period	7,117	8,357

Cash and cash equivalents at end of period	$ 41,224	$ 8,132

Supplemental disclosures:
Cash paid during period for interest	$ 1,143	$ 1,695
Cash paid during period for income taxes	-	-
Non-cash transactions:
Issuance of common stock for services	65,250	107,700
Issuance of common stock for registration penalty	270	-
Issuance of convertible securities with beneficial conversion features	43,604	36,357
Liabilities settled by issuance of notes payable	222,000	175,653
Issuance of warrants to purchase common stock pursuant to issuance of notes payable	-	25,800

The accompanying notes are an integral part of these consolidated financial statements.

Geospatial Corporation and Subsidiaries

Notes to Unaudited Financial Statements

September 30, 2019

Note 1 – Basis of Presentation

The Unaudited Consolidated Financial Statements included herein have been prepared by Geospatial Corporation (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and regulations issued pursuant to the Securities Exchange Act of 1934, as amended.  Accordingly, the accompanying Unaudited Consolidated Financial Statements do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying Unaudited Consolidated Financial Statements as of and for the nine months ended September 30, 2019 should be read in conjunction with the Company's Financial Statements as of and for the year ended December 31, 2018.  In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Consolidated Financial Statements, are of a normal and recurring nature.  Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other interim periods, or any future year or period.

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

On June 12, 2019, the Company's board of directors appointed David M. Truitt as the Company's chief executive officer, director, and chairman of the Company's board of directors.  Accordingly, notes payable by the Company to Mr. Truitt that were presented as notes payable in the Company's financial statements as of and for the year ended December 31, 2018 have been reclassified to notes payable to related party.

Note 2 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2019	2018

Payroll and taxes	$ 1,219,629	$ 1,170,091
Accounting	50,730	47,504
Contractors and subcontractors	4,755	5,300
Interest	-	2,918
Other	4,000	97,773

Accrued expenses	$ 1,279,114	$ 1,323,586

Note 3 – Related-Party Transactions

David M. Truitt is the Company’s chairman and chief executive officer.  The Company has outstanding notes payable due to Mr. Truitt as follows:

	September 30, 2019	December 31, 2018

Secured Promissory Note, bearing interest at 20% per annum, net of discount and deferred issuance costs.  The note is convertible to common stock at the higher of 75% of the 10 day average bid price or $0.02 per share, and is secured by substantially all the assets of the Company.  The note is overdue, and the Company is in default

	$ 1,932,841	$ 1,758,424
Secured Promissory Note, bearing interest at 10% per annum, and is secured by substantially all the assets of the Company	86,728	-
Secured Promissory Note, bearing interest at 20% per annum, and is secured by substantially all the assets of the Company	51,709	-
Notes payable to related party	$ 2,071,278	$ 1,758,424

Geospatial Corporation and Subsidiaries

Notes to Unaudited Financial Statements

September 30, 2019

Note 4 – Notes Payable

Notes payable consisted of the following:

	September 30, 2019	December 31, 2018
Unsecured Convertible Promissory Notes, payable to two individuals, bearing interest at 15% per annum, net of deferred issuance costs. The notes are convertible at the holder’s option to common stock at $0.015 per share	$ -	$ 218,917
Settlement agreements with vendors, bearing no interest.	8,427	13,847
Notes payable under settlement agreements with former employees, payable monthly with terms of up to twelve months, bearing no interest	51,484	51,484
Notes payable	$ 59,911	$ 284,248

Geospatial Corporation and Subsidiaries

Notes to Unaudited Financial Statements

September 30, 2019

Note 5 – Income Taxes

The Company’s provision for (benefit from) income taxes is summarized below:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Current:
Federal	$ -	$ -	$ -	$ -
State	-	-	-	-
	-	-	-	-
Deferred:
Federal	(46,676)	(39,552)	(153,760)	(175,207)
State	(24,697)	(20,927)	(81,354)	(92,702)
	(71,373)	(60,479)	(235,114)	(267,909)
Total income taxes	(71,373)	(60,479)	(235,114)	(267,909)

Less: valuation allowance	71,373	60,479	235,114	267,909

Net income taxes	$ -	$ -	$ -	$ -

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Nine months Ended September 30, 2019	Nine months Ended September 30, 2018
Federal statutory rate	21.0%	21.0%
State income taxes (net of federal benefit)	7.9	7.9
Valuation allowance	(28.9)	(28.9)

Effective rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities are summarized below.  A valuation allowance has been established as realization of such assets has not met the more-likely-than-not threshold requirement under FASB ASC 740.

	September 30, 2019	December 31, 2018
Start-up costs	$ 429	$ 5,565
Depreciation	(43,124)	(40,499)
Accrued expenses	285,544	274,885
Net operating loss carryforward	12,571,649	12,182,800

Deferred income taxes	12,814,498	12,422,751
Less: valuation allowance	(12,814,498)	(12,422,751)

Net deferred income taxes	$ -	$ -

Geospatial Corporation and Subsidiaries

Notes to Unaudited Financial Statements

September 30, 2019

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

The following reconciles amounts reported in the financial statements:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Net income (loss)	$ (247,282)	$ (211,004)	$ (815,620)	$ (934,564)

Weighted average number of shares of common stock outstanding	366,455,262	316,231,105	350,391,184	305,154,311
Dilutive potential shares of common stock	366,455,262	316,231,105	350,391,184	305,154,311

Net income (loss) per share of common stock:
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The following securities were not included in the computation of diluted net loss per share, as their effect would have been anti-dilutive:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Series C Convertible Preferred Stock	72,891,560	72,891,560	72,891,560	72,891,560
Options and warrants to purchase common stock	2,594,737	8,257,065	4,171,545	8,257,065
Secured Promissory Note	95,172,575	83,512,850	92,281,600	68,761,757
Unsecured Promissory Notes		13,827,767	7,297,233	7,041,667

Total	170,658,872	178,489,242	176,641,938	156,952,049

Geospatial Corporation and Subsidiaries

Notes to Unaudited Financial Statements

September 30, 2019

Note 7 – Stock-Based Payments

During the nine months ended September 30, 2019, the Company granted warrants to purchase 2,833,332 shares of the Company’s common stock to investors in connection with investments in the Company’s common stock.

During the nine months ended September 30, 2019, the Company granted 4,350,000 shares of the Company’s common stock to consultants in consideration for services rendered.  The Company recorded expense of $65,250, the fair value of the services received.

During the nine months ended September 30, 2019, the Company granted stock appreciation rights on 2,100,000 shares of common stock to eligible employees pursuant to the 2013 Equity Incentive Plan.

Note 8 – Gains on Extinguishment of Debt

Due to significant cash flow problems, the Company has negotiated concessions on the amounts of certain liabilities and extensions of payment terms.  The Company accounts for such concessions in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 470-60, Troubled Debt Restructurings by Debtors, and ASC 405-20, Extinguishment of Liabilities, and recognizes gains to the extent that the carrying value of the liability exceeds the fair value of the restructured payment plan.  Such gains are included as “Gains on extinguishment of debt” in “Other income and expenses” on the Company’s Consolidated Statement of Operations.  In addition, the Company has accounts payable that have aged or are expected to age beyond the statute of limitations.  The Company is amortizing those liabilities over the remaining term of the statute of limitations.  During the nine months ended September 30, 2019, the Company recorded gains on extinguishment of debt of $78,121.  No gains on extinguishment of debt were recorded during the nine months ended September 30, 2018.

Note 9 – Registration Payment Arrangements

The Company is contractually obligated to issue shares of its common stock to certain investors for failure to register shares of its common stock under the Securities Act of 1933, as amended (the “Securities Act”).  The Company has recorded a liability for the estimated number of shares to be issued at the fair value of the stock to be issued.  The Company measures fair value by the price of its common stock at its most recent sale.  The Company reviews its estimate of the number of shares to be issued and the fair value of the stock to be issued quarterly.  The liability is included on the Consolidated Balance Sheet under the heading “accrued registration payment arrangement,” and amounted to $76,067 and $76,337 at September 30, 2019 and December 31, 2018, respectively.  Gains or losses resulting from changes in the carrying amount of the liability are included in the Consolidated Statement of Operations in other income and expense under the heading “registration payment arrangements”.  The Company had no gain or loss from registration payment arrangements during the nine months ended September 30, 2019 and 2018.

ITEM 2:   MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in its other reports filed with the Securities and Exchange Commission. Important factors currently known to the Company could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations. No assurances are made that actual results of operations or the results of the Company’s future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

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

We believe that the market for aggregating and maintaining positional data for underground assets is maturing, and that business and governmental entities are beginning to understand the value of such data.  We believe that this developing market presents us with an opportunity to deliver long-term value to our shareholders.  In order to realize that value, our primary challenge is to raise working capital sufficient to operate our business, and investment capital to hire employees, acquire assets, and expand our business.  Management is currently  planning to position our business to capitalize on the maturing market for positional data, including identifying new technologies for aggregating positional data, developing proprietary deliverables that enable the Company to deliver value to our customers quickly and inexpensively, and planning the strategies and processes for our upcoming marketing campaigns.  We use financial and non-financial performance indicators to assess our business, including liquidity measures, revenues, gross margins, operating revenue, and backlog.

Results of Operations

The following discussion should be read in conjunction with our financial statements for the periods ended September 30, 2019 and 2018 and the related notes thereto.

Results of Operations for the Three and Nine months ended September 30, 2019 and 2018

We had sales of $129,800 and $272,800 during the three and nine months, respectively, ended September 30, 2019.  Cost of sales was $38,827 and $83,136 for the three and nine months, respectively, ended September 30, 2019.  Sales were $259,554 and $700,122 during the three and nine months, respectively, ended September 30, 2018.  Cost of sales was $71,311 and $169,891 for the three and nine months, respectively, ended September 30, 2018.  Our sales have fluctuated throughout 2019 and 2018 as our ability to market and perform jobs was hampered by our financial condition.  We expect sales and cost of sales to continue to fluctuate as our business continues to mature.

Selling, general, and administrative (“SG&A”) expenses were $260,602 and $853,972 for the three and nine months, respectively, ended September 30, 2019.  SG&A expenses were $299,962 and $1,151,087 for the three and nine months, respectively, ended September 30, 2018.  The decreases in SG&A costs for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 were due to a decrease in payroll cost due to the resignation of our former chief executive officer and reductions in sales and technical headcount.  The reduction in SG&A expense for the nine-month periods is also due to a decrease in insurance expense due to a reduction in insurance coverage.

Other income and expense for the three and nine months ended September 30, 2019 was net expense of $77,653 for the three months ended September 30, 2019, which consisted entirely of interest expense, and net expense of $151,312 for the nine months ended September 30, 2019, which included interest expense of $229,484, gain on extinguishment of debt of $78,121, and gain on foreign currency exchange of $51.  Other income and expense for the three and nine months ended September 30, 2018 was net expense of $99,285 for  the three months ended September 30, 2018, which included interest expense of $100,060, and a gain on foreign currency exchange of $775, and net expense of $313,708 for the nine months ended September 30, 2018, which included interest expense of $314,338, other income of $1,711, a loss on disposal of equipment of $1,856, and gain on foreign currency exchange of $775.  The decrease in interest expense in 2019 was due to amortization of deferred debt issuance costs on the Truitt Notes that were fully amortized in 2018.  The Company had no such amortization expense in 2019.  The gain on extinguishment of debt in 2019 was due to forgiveness of debt by our former chief executive officer upon his resignation.

Gains or expense related to registration payment arrangements result from a series of Stock Subscription Agreements we entered into in 2009 and 2010 (the “Stock Subscription Agreements”).  We were required to register the shares of common stock sold pursuant to the Stock Subscription Agreements under the Securities Act.  Our failure to timely register the shares of common stock under the Securities Act timely resulted in our obligation to issue additional shares (“Penalty Shares”) to investors who purchased shares pursuant to the Stock Subscription Agreements.  We recorded a liability on our books for the value of the estimated number of shares to be issued.  We incur losses on our registration payment arrangements when the estimated number of Penalty

Shares to be issued increases, or when the value of our common stock increases.  We record gains on our registration payment arrangements when the estimated number of Penalty Shares to be issued decreases, or when the value of our common stock decreases.  We had no gains or losses related to registration payment arrangements during the three and nine months ended September 30, 2019 and 2018.  We expect that income or expense related to registration payment arrangements will fluctuate as the price of our common stock and the estimate of the number of Penalty Shares to be issued fluctuate.

We had no benefit from income taxes during the three and nine months ended September 30, 2019 and 2018, as our deferred tax benefit was completely offset by a valuation allowance due to the uncertainty of realization of the benefit.

Liquidity and Capital Resources

At September 30, 2019, we had current assets of $104,080, and current liabilities of $3,655,701.  Our Company has incurred net losses since inception.  Our operations and capital requirements have been funded by sales of our common and preferred stock, advances from our chief executive officer, and issuance of notes payable.  At September 30, 2019, current liabilities exceeded current assets by $3,551,621, and total liabilities exceeded total assets by $3,544,821.  Those factors raise doubts about our ability to continue as a going concern.

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

From January 1, 2019 through November 8, 2019, we sold approximately 21.7 million shares of common stock for a net consideration of approximately $325,000, and issued approximately 4.4 million shares of common stock for services with a fair value of approximately $65,000.  In addition, we converted liabilities with a fair value of approximately $222,000 to approximately 14.8 million shares of common stock.  We also issued promissory notes totaling $150,000 to Mr. Truitt for cash (the “2019 Truitt Notes”).  The 2019 Truitt Notes require us to remit 50% of our collections on accounts receivable to Mr. Truitt until the 2019 Truitt Note and accrued interest are paid in full, and thereafter requires us to remit 25% of our collections on accounts receivable until the Truitt Notes are paid in full.  In addition, Mr. Truitt exercised warrants to purchase 5.0 million shares of the Company’s common stock for consideration of $50,000.

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

We changed the focus of our company to position us to generate revenue from both data acquisition and data management.  We expanded our service offerings to provide data acquisition services utilizing several technologies.  We have established a powerful cloud-based environment where we are developing proprietary deliverables that enable the Company to automate data processing and deliver value to our customers quickly and inexpensively.  We believe that our changes to our operating focus will enable us to begin to generate significant revenue from operations.

We believe that our actions and planned actions will enable us to finance our operations beyond the next twelve months.

We do not believe that inflation and changing prices will have a material impact on our net sales and revenues, or on income from continuing operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2019.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Critical Accounting Policies and Estimates

Use of Estimates in Financial Statements

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

Realization of Deferred Income Tax Assets.

We provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between financial reporting and tax accounting methods and any available operating loss or tax credit carryovers. At September 30, 2019, we had a deferred tax asset resulting principally from our net operating loss deduction carryforward available for tax purposes in future years.  This deferred tax asset is completely offset by a valuation allowance due to the uncertainty of realization.  We evaluate the necessity of the valuation allowance quarterly.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 20, 2019, the Company issued 5,000,000 shares of its common stock to its Chief Executive Officer upon exercise of warrants at an exercise price of $0.01 per share for an aggregate sales price of $50,000.  The issuance took place in a private placement transaction pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D.  The purchaser is an accredited investor, and the Company conducted the private placement without any general solicitation or advertisement, and with a restriction on resale.

The recipient of the securities in the transaction described above represented his intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificate issued in this transaction. The recipient has adequate access, through his relationships with us, to information about us.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company's Secured Promissory Notes, with an aggregate outstanding balance of approximately $1,932,840 at September 30, 2019, were due on September 15, 2018.  The Company failed to repay principal and interest due under the notes as required, and consequently incurred an Event of Default.

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

Date: November 18, 2019	Geospatial Corporation (Registrant)
	By:	/S/ DAVID M. TRUITT
	Name: Title:	David M. Truitt Chief Executive Officer

	By:	/S/ THOMAS R. OXENREITER
	Name: Title:	Thomas R. Oxenreiter Chief Financial Officer