Form 10-K/A
period 2018-12-31
Geospatial Corp
filed 2020-01-06
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

13241 Woodland Park Road, Suite 610, Herndon, VA 20171

(Address of principal executive offices)

(724) 353-3400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of common stock outstanding as of April 15, 2019: 346,743,784.

Documents incorporated by reference: None.

EXPLANATORY NOTE

Geospatial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2019, solely to amend the Report of Independent Registered Public Accounting Firm included in Item 8.   Financial Statements and Supplemental Data, to indicate the periods audited and to revise the Report to state that current liabilities exceed current assets by $3,437,617, in response to a comment letter received from the SEC.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1/31 .2 and 32.1/32.2 to this Amended 10-K.

Item 8.   Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Geospatial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Geospatial Corporation (a Nevada corporation) as of December 31, 2018 and 2017 , and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  In our opinion, these financial statements present fairly, in all material respects, the financial position of Geospatial Corporation as of December 31, 2018 and 2017 , and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the financial statements, the Company has incurred net losses since inception, operations and capital requirements since inception have been funded by sales of stock, short and long term loans and advances from its chief executive officer and as of December 31, 2018, current liabilities exceed current assets by $ 3,437,617 .  These conditions raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 15.   Exhibits and Financial Statement Schedules

Exhibit No.    Description

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

GEOSPATIAL CORPORATION

Date: January 6, 2020	By:	/s/ David M. Truitt
	Name:	David M. Truitt
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ David M. Truitt David M. Truitt	Chief Executive Officer and Chairman of the Board and Director (Principal Executive Officer)	January 6, 2020

/s/ Thomas R. Oxenreiter Thomas R. Oxenreiter	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	January 6, 2020

/s/ Troy Taggart	President and Director	January 6, 2020
Troy Taggart