Form 10-K/A
period 2018-12-31
Geospatial Corp
filed 2020-01-14
CIK 1011395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2 )

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

EXPLANATORY NOTE

Geospatial Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 , as amended by Amendment No. 1 filed with the Securities and Exchange Commission (the “SEC”) on January 6, 2020 (the “Original 10-K”), originally filed with the SEC on April 16, 2019, solely to amend the Report of Independent Registered Public Accounting Firm included in Item 8. Financial Statements and Supplemental Data, to indicate the periods audited and to revise the Report to state that current liabilities exceed current assets by $3,437,617, in response to a comment letter received from the SEC.

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

GEOSPATIAL CORPORATION

INDEPENDENT AUDITOR'S REPORT

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

Goff Backa Alfera and Company, LLC

Pittsburgh, Pennsylvania

April 16, 2019

Geospatial Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$7,117	$8,357
Accounts receivable	115,913	92,400
Prepaid expenses and other current assets	80,664	92,081

Total current assets	203,694	192,838

Property and equipment:
Field equipment	357,070	359,591
Field vehicles	43,285	43,285

Total property and equipment	400,355	402,876
Less: accumulated depreciation	(398,063)	(390,400)

Net property and equipment	2,292	12,476

Total assets	$205,986	$205,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$198,716	$248,745
Accrued expenses	1,323,586	1,231,553
Notes payable	2,042,672	1,487,174
Accrued registration payment arrangement	76,337	76,337

Total current liabilities	3,641,311	3,043,809

Stockholders' deficit:

Preferred stock: Undesignated, $0.001 par value; 20,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2018 and 2017	-	-
Series B Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2018 and 2017	-	-
Series C Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2018 and December 31, 2017; 3,644,578 shares issued and outstanding at December 31, 2018 and 2017	3,645	3,645
Common stock, $.001 par value; 750,000,000 shares authorized at December 31, 2018 and 2017; 325,077,118 and 285,830,452 shares issued and outstanding at December 31, 2018 and 2017, respectively	325,077	285,830
Additional paid-in capital	40,438,183	39,819,841
Additional paid-in capital, warrants	122,963	170,000
Accumulated deficit	(44,325,193)	(43,117,811)

Total stockholders' deficit	(3,435,325)	(2,838,495)

Total liabilities and stockholders' deficit	$205,986	$205,314

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

Using the Black-Scholes option pricing model, management has determined that the warrants to purchase the Company’s common stock granted to non-employees in 2018 and 2017 had a fair value of $37,963 and $170,000, respectively. The fair value of warrants issued pursuant to the issuance of notes

Geospatial Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

payable was recorded as deferred debt issuance cost and amortized over the remaining term of the associated debt. The fair value of warrants issued pursuant to the sale of common stock was recorded as additional paid-in capital. No expense was recorded upon the grants of the warrants to purchase the Company’s common stock during 2018 and 2017.

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

GEOSPATIAL CORPORATION

Date: January 14 , 2020	By:	/s/ David M. Truitt
	Name:	David M. Truitt
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ David M. Truitt David M. Truitt	Chief Executive Officer and Chairman of the Board and Director (Principal Executive Officer)	January 14 , 2020

/s/ Thomas R. Oxenreiter Thomas R. Oxenreiter	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	January 14 , 2020

/s/ Troy Taggart	President and Director	January 14 , 2020
Troy Taggart